Form 10-Q
period 2020-06-30
Greencity Acquisition Corp
filed 2020-09-09
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39404

Greencity Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Eshan Road, Floor 6, Pudong New District, Shanghai, China 200120
(Address of Principal Executive Offices, including zip code)

(+86) 21-20257919
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Redeemable Warrant	GRCYU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	GRCY	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one-half of one Ordinary Share for $11.50 per share	GRCYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of September 4, 2020, there were 5,410,000 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

GREENCITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current asset - cash	$38,276	$526
Security deposit	—	4,663
Deferred offering costs	245,012	193,089
TOTAL ASSETS	$283,288	$198,278

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$1,445	$289
Accrued offering costs	13,668	3,166
Promissory note – related party	276,475	196,495
Total Current Liabilities	291,588	199,950

Commitments and Contingencies

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,150,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019 (1)	115	115
Additional paid-in capital	24,885	24,885
Accumulated deficit	(33,300)	(26,672)
Total Shareholder’s Deficit	(8,300)	(1,672)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$283,288	$198,278

(1)	Includes an aggregate of up to 150,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Formation and operating costs	$1,203	$7,025	$6,628	$7,057
Net Loss	$(1,203)	$(7,025)	$(6,628)	$(7,057)

Weighted average shares outstanding, basic and diluted (1)	1,000,000	1,000,000	1,000,000	712,707

Basic and diluted net loss per ordinary share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(Unaudited)

THREE AND SIX MONTHS JUNE 30, 2020

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	1,150,000	$115	$24,885	$(26,672)	$(1,672)

Net loss	—	—	—	(5,425)	(5,425)

Balance – March 31, 2020	1,150,000	115	24,885	(32,097)	(7,097)

Net loss	—	—	—	(1,203)	(1,203)

Balance – June 30, 2020	1,150,000	$115	$24,885	$(33,300)	$(8,300)

THREE AND SIX MONTHS JUNE 30, 2019

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	1	$—	$25,000	$(4,000)	$21,000

Issuance of Class B ordinary shares to Sponsor (1)	1,149,999	115	(115)	—	—

Net loss	—	—	—	(32)	(32)

Balance – March 31, 2019	1,150,000	115	24,885	(4,032)	20,968

Net loss	—	—	—	(7,025)	(7,025)

Balance – June 30, 2019	1,150,000	$115	$24,885	$(11,057)	$13,943

(1)	Includes an aggregate of up to 150,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,628)	$(7,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(121,248)
Accrued expenses	1,156	(4,000)
Net cash used in operating activities	(5,472)	(132,305)

Cash Flows from Investing Activities:
Security deposit	4,663	(4,663)
Net cash provided by (used in) operating activities	4,663	(4,663)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	79,980	210,500
Payment of offering costs	(41,421)	(76,058)
Net cash provided by financing activities	38,559	134,442

Net Change in Cash	37,750	(2,526)
Cash – Beginning	526	49,995
Cash – Ending	$38,276	$47,469

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$10,502	$50,000
Conversion of advance from related party to promissory note – relate party	$—	$24,995

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Greencity Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on May 14, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asia market.

At June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation and the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on July 23, 2020. On July 28, 2020, the Company consummated the Initial Public Offering of 4,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $40,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 260,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Cynthia Management Corporation (the “Sponsor”), generating gross proceeds of $2,600,000, which is described in Note 4.

Transaction costs amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs. In addition, cash of $768,280 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on July 28, 2020, an amount of $40,600,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, if the Company is no longer a foreign private issuer, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

If the Company continues to be a foreign private issuer or if a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Sponsor and any of the Company’s officers or directors that may hold founder shares (the “initial shareholders”) will agree (a) to vote their founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until July 28, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by July 28, 2021, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, or $153,334 if the underwriters’ over-allotment option is exercised in full ($0.033 per Public Share in either case), up to an aggregate of $1,200,000 (or $1,380,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.15 per share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 24, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 28, 2020 and August 3, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,646,665 were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of June 30, 2020 and December 31, 2019, there was $13,668 and $3,166, respectively, of offering costs accrued in the accompanying condensed balance sheets (see Note 1).

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 150,000 ordinary shares, that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 260,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,600,000. The Sponsor has agreed to purchase up to an aggregate of 284,000 Private Units to the extent the underwriters’ over-allotment option is exercised in full. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will be worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company received $25,000 for the anticipated issuance of 1,150,000 founder shares to the Sponsor. As of December 31, 2018, one founder share was issued to the Sponsor. The remaining 1,149,999 founder shares were issued to the Sponsor on February 21, 2019.

The 1,150,000 founder shares include an aggregate of up to 150,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Units in the Initial Public Offering and excluding the Private Units and underlying securities).

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of June 30, 2020 and December 31, 2019, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At June 30, 2020 and December 31, 2019, there was $276,475 and 196,495, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $133,334, or $153,334 if the underwriters’ over-allotment option is exercised in full ($0.033 per Public Share in either case), up to an aggregate of $1,200,000 (or $1,380,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on July 23, 2020, the holders of the founder shares, Private Units (and their underlying securities), the shares underlying the warrants underlying the unit purchase option issued to the underwriters and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,000,000. The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or $1,150,000 if the underwriters’ over-allotment option is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no preference shares designated, issued or outstanding.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2020 and December 31, 2019, there were 1,150,000 ordinary shares issued and outstanding, of which 150,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Units in the Initial Public Offering and excluding the Private Units and underlying securities).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 60 days, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to the underwriters or their designees):

•	in whole and not in part,

•	at a price of $0.01 per warrant,

•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

•	if, and only if, the reported last sale price of the ordinary shares equal or exceed $16.50 per share, (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

GREENCITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and the Private Warrants underlying the Private Units issued to the underwriter may not be exercised after five years from the effective date of the Initial Public Offering. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Unit Purchase Option

On July 28, 2020, the Company sold the underwriter (and/or its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.00 per Unit (or an aggregate exercise price of $2,640,000) commencing on the later of the consummation of a Business Combination and January 28, 2021. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be approximately $665,000 (or $2.77 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 0.30% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following July 28, 2020 except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from July 28, 2020 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Greencity Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cynthia Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on July 24, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 14, 2019 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three and six months ended June 30, 2020, we had a net loss of $1,203 and $6,628, respectively, which consisted of operating costs.

For the three and six months ended June 30, 2019, we had a net loss of $7,025 and $7,057, which consisted of operating and formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on July 28, 2020, we consummated the Initial Public Offering of 4,000,000 Units, generating gross proceeds of $40,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 260,000 Private Units to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $2,600,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $40,000,000 was placed in the Trust Account. We incurred $2,646,665 in transaction costs, including $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay such notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such notes, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or $1,150,000 if the underwriters’ over-allotment option is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 24, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 24, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 16, 2020, we consummated our Initial Public Offering of 4,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $40,000,000. Ladenburg Thalmann & Co. Inc. acted as book-running manager and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-manager for the offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-239292). The registration statement became effective on July 23, 2020.

Simultaneously with the consummation of the Initial Public Offering, and the sale of the Private Units, we consummated a private placement of 260,000 Private Units to our Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,600,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Warrants and the Class A ordinary shares issuable upon exercise of the Private Warrants will be entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Units, $40,000,000 was placed in the Trust Account.

We paid a total of $1,000,000 in underwriting discounts and commissions and $646,665 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $1,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, date July 23, 2020, by and among the Company, Ladenburg Thalmann & Co. Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated July 23, 2020, by and among the Company, its officers, directors and Cynthia Management Corporation. (1)
10.2	Administrative Services Agreement, dated July 23, 2020, by and among the Company and Cynthia Management Corporation. (1)
10.3	Investment Management Trust Agreement, July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated July 23, 2020, by and among the Company, Cynthia Management Corporation and the holders party thereto. (1)
10.5	Private Placement Units Purchase Agreement, dated July 23, 2020, by and between the Company and Cynthia Management Corporation. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENCITY ACQUISITION CORPORATION

Date: September 9, 2020		/s/ Ming Zhang
	Name:	Ming Zhang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2020		/s/ Jianmin Yu
	Name:	Jianmin Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

