Form 10-Q
period 2020-09-30
Greencity Acquisition Corp
filed 2020-11-13
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 5,260,000 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

GREENCITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$684,238	$526
Prepaid expenses	32,851	—
Total Current Assets	717,089	526
Security deposit	—	4,663
Deferred offering costs	—	193,089
Marketable securities held in Trust Account	40,603,840	—
TOTAL ASSETS	$41,320,929	$198,278
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$60,404	$289
Accrued offering costs	30,000	3,166
Promissory note – related party	394,590	196,495
Total Current Liabilities	484,994	199,950
Deferred underwriting fee payable	1,000,000	—
Total Liabilities	1,484,994	199,950
Commitments and Contingencies
Ordinary shares subject to possible redemption, 3,431,787 and no shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	34,835,933	—
Shareholder’s Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,828,213 and 1,150,000 shares issued and outstanding (excluding 3,431,787 and no shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	183	115
Additional paid-in capital	5,142,319	24,885
Accumulated deficit	(142,500)	(26,672)
Total Shareholders’ Equity (Deficit)	5,000,002	(1,672)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$41,320,929	$198,278

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Formation and operating costs	$113,040	$8,000	$119,668	$15,057
Loss from operations	(113,040)	(8,000)	(119,668)	(15,057)
Other income:
Interest income	5,822	—	5,822	—
Unrealized loss on marketable securities held in Trust Account	(1,982)	—	(1,982)	—
Other income, net	3,840	—	3,840	—
Net Loss	$(109,200)	$(8,000)	$(115,828)	$(15,057)
Weighted average shares outstanding, basic and diluted (1)	1,577,353	1,000,000	1,193,856	809,524
Basic and diluted net loss per ordinary share (2)	$(0.07)	$(0.01)	$(0.10)	$(0.02)

(1)	Excludes an aggregate of 3,431,787 shares subject to possible redemption at September 30, 2020. At September 30, 2019, excludes and an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $3,294 for the three and nine months ended September 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2020	1,150,000	$115	$24,885	$(26,672)	$(1,672)
Net loss	—	—	—	(5,425)	(5,425)
Balance – March 31, 2020	1,150,000	115	24,885	(32,097)	(7,097)
Net loss	—	—	—	(1,203)	(1,203)
Balance – June 30, 2020	1,150,000	115	24,885	(33,300)	(8,300)
Sale of 4,000,000 Units, net of underwriting discounts and offering costs	4,000,000	400	37,352,935	—	37,353,335
Sale of 260,000 Private Units	260,000	26	2,599,974	—	2,600,000
Sale of unit purchase option	—	—	100	—	100
Forfeiture of Founder Shares	(150,000)	(15)	15	—	—
Ordinary shares subject to possible redemption	(3,431,787)	(343)	(34,835,590)	—	(34,835,933)
Net loss	—	—	—	(109,200)	(109,200)
Balance – September 30, 2020	1,828,213	$183	$5,142,319	$(142,500)	$5,000,002

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	1	$—	$25,000	$(4,000)	$21,000
Issuance of Class B ordinary shares to Sponsor (1)	1,149,999	115	(115)	—	—
Net loss	—	—	—	(32)	(32)
Balance – March 31, 2019	1,150,000	115	24,885	(4,032)	20,968
Net loss	—	—	—	(7,025)	(7,025)
Balance – June 30, 2019	1,150,000	115	24,885	(11,057)	13,943
Net loss	—	—	—	(8,000)	(8,000)
Balance – September 30, 2019	1,150,000	$115	$24,885	$(19,057)	$5,943

(1)	Included an aggregate of up to 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(115,828)	$(15,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(5,822)	—
Unrealized loss on securities held in Trust Account	1,982	—
Changes in operating assets and liabilities:
Prepaid expenses	(32,851)	(6,652)
Accrued expenses	60,115	(4,000)
Net cash used in operating activities	(92,404)	(25,709)

Cash Flows from Investing Activities:
Security deposit	4,663	(4,663)
Investment of cash in Trust Account	(40,600,000)	—
Net cash used in operating activities	(40,595,337)	(4,663)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	39,000,000
Proceeds from sale of Placement Units	2,600,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note - related party	198,095	310,500
Payment of offering costs	(426,742)	(117,086)
Net cash provided by financing activities	41,371,453	193,414

Net Change in Cash	683,712	163,042
Cash – Beginning	526	49,995
Cash – Ending	$684,238	$213,037

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$30,000	$50,000
Conversion of advance from related party to promissory note – relate party	$—	$24,995
Initial classification of ordinary shares subject to possible redemption	$34,944,655	$—
Change in value of ordinary shares subject to possible redemption	$(108,722)	$—
Deferred underwriting fee payable	$1,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

At September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and the Initial Public Offering (as defined below).

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

Transaction costs amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs. In addition, at September 30, 2020, cash of $684,238 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

The Company will have until July 28, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by July 28, 2021, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension.

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2020, the Company had $684,238 in its operating bank accounts, $40,603,840 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $626,685. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through July 28, 2021, the deadline to complete a Business Combination pursuant to the Company's Amended and Restated Memorandum and Articles of Association (unless otherwise amended by shareholders).

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 24, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 28, 2020 and August 3, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew an aggregate of $2,037,054 of interest income from the Trust Account to pay for its franchise and income taxes, of which $1,295,252 was withdrawn during the nine months ended September 30, 2020

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,646,665 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

 Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in (i) the Initial Public Offering (ii) in unit purchase option and (iii) the private placement to purchase an aggregate of 2,490,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(109,200)	$(8,000)	$(115,828)	$(15,057)
Less: Income attributable to ordinary shares subject to possible redemption	(3,294)	—	(3,294)	—
Adjusted net loss	$(112,494)	$(8,000)	$(119,122)	$(15,057)
Weighted average shares outstanding, basic and diluted	1,577,353	1,000,000	1,193,856	809,524
Basic and diluted net loss per ordinary share	$(0.07)	$(0.01)	$(0.10)	$(0.02)

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020
(Unaudited)

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

The 1,150,000 founder shares include an aggregate of up to 150,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Units in the Initial Public Offering and excluding the Private Units and underlying securities). On September 10, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 150,000 founder shares. Accordingly, as of September 30, 2020, there are 1,000,000 Founder Shares issued and outstanding.

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of September 30, 2020 and December 31, 2019, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At September 30, 2020 and December 31, 2019, there was $394,590 and 196,495, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For each of the three and nine months ended September 30, 2020, the Company incurred $20,000 in fees for these services, of which such amount is included within accrued expenses on the condensed balance sheets.

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

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On September 10, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2020 and December 31, 2019, there were 1,828,213 and 1,150,000 ordinary shares issued and outstanding, excluding 3,431,787 and no ordinary shares subject to possible redemption, respectively.

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

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

GREENCITY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$40,603,840

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $109,200, which consists of operating costs of $113,040 and an unrealized loss on marketable securities held in our Trust Account of $5,822, offset by interest income on marketable securities held in the Trust Account of $1,982.

For the nine months ended September 30, 2020, we had a net loss of $115,828, which consists of operating costs of $119,668 and an unrealized loss on marketable securities held in our Trust Account of $5,822, offset by interest income on marketable securities held in the Trust Account of $1,982.

For the three and nine months ended September 30, 2019, we had a net loss of $8,000 and $15,057, which consisted of operating and formation costs.

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

 For the nine months ended September 30, 2020, net cash used in operating activities was $92,404. Net loss of $115,828 was offset by interest earned on investments of $5,822 and an unrealized loss on marketable securities of $1,982. Changes in operating assets and liabilities provided $27,264 of cash from operating activities.

 For the nine months ended September 30, 2019, net cash used in operating activities was $25,709. Net loss of $15,057 was impacted by changes in operating assets and liabilities used $10,652 of cash from operating activities.

At September 30, 2020, we had investments held in the Trust Account of $40,603,840. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $684,238 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

GREENCITY ACQUISITION CORPORATION

Date: November 13, 2020		/s/ Ming Zhang
	Name:	Ming Zhang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020		/s/ Jianmin Yu
	Name:	Jianmin Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)