Form 10-K
period 2020-12-31
Greencity Acquisition Corp
filed 2021-03-31
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (+86) 21-20257919

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $.00001 Per Share	GRCY	The Nasdaq Stock Market, LLC
Warrants to Receive one half of Ordinary Share	GRCYW	The Nasdaq Stock Market, LLC
Units, each consisting of one Ordinary Share and one Warrant	GRCYU	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 31, 2020, the aggregate market value of the shares of common stock (ordinary shares) of the registrant held by non-affiliates of the registrant (4,000,000 ordinary shares) was $41,600,000 (based upon a per share closing price of $10.04).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On March 30, 2020 there were 5,260,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for shares or other forms of equity;

•	public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our business combination, if we compete a business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. BUSINESS

Company Profile

Greencity Acquisition Corporation is a blank check company incorporated in 2018 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, we have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on July 23, 2020. We completed our initial public offering on July 28, 2020. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants. As a result, a warrant holder must exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment as described in our prospectus dated as of July 23, 2020 as filed with the Securities and Exchange Commission on July 24, 2020. Each warrant will become exercisable on the later of the completion of an initial business combination and 12 months from July 23, 2020, and will expire five years after the completion of an initial business combination, or earlier upon redemption.

In connection with our initial public offering, we sold 4,000,000 units, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, Cynthia Management Corporation, a British Virgin Islands company, the Company completed the private sale of an aggregate of 260,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,600,000. The Private Placement Units are identical to the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs .A total of $40,600,000, comprised of $38,000,000 of the proceeds from the IPO (which amount includes up to $1,000,000 of the underwriter’s deferred discount) and $2,600,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination.

At December 31, 2020, cash of $473,945 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s units are listed on The Nasdaq Capital Market (“Nasdaq”) and commenced trading under the ticker symbol “GRCYU” on July 24, 2020. Each unit consists of one ordinary share of the Company and one warrant, each warrant entitling the holder thereof to purchase one-half of one ordinary share of the Company at a price of $11.50 per whole share. The units begin separate trading effective August 28, 2020 and the ordinary shares and warrants commenced trading on Nasdaq under the symbols “GRCY” and “GRCYW,” respectively.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date we have not entered into any binding agreement with any target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO.

Acquisition Strategy and Management Business Combination Experience

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region, although we intend to focus on businesses that have a connection to the Asian market. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We will seek to capitalize on the strength of our management team. Our team consists of experienced professionals and senior operating executives. Collectively, our officers and directors have decades of experience in mergers and acquisitions, and operating companies, in Asia. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies that have a connection to the Asian market, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

•	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $150,000,000 and $300,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

•	Companies in Business Segments that are Strategically Significant to the Asian Markets. We will seek to acquire those businesses that are currently strategically significant in the Asian markets. Such sectors include: Internet and high technology, financial technology (including technology applied in financial services or used to help companies manage the financial aspects of their business), logistics, clean energy, health care, consumer and retail, energy and resources, food processing, manufacturing and education.

•	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

•	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

•	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Our management team continues to actively source target candidates where they believe will be attractive candidates for acquisition, utilizing their deal-making track record, professional relationships, and capital markets expertise to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our stockholders.

Sourcing of Potential Business Combination Targets

Our management team has developed a broad network of contacts and corporate relationships. We believe that the network of contacts and relationships of our management team and our sponsor will provide us with an important source of business combination opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and business enterprises. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors are not prohibited from becoming an officer or director of another special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

Initial Business Combination Timeframe and Nasdaq Rules

We will have until 12 months from July 28, 2020 (the closing of our IPO) to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $133,334, ($0.033 per public share ), up to an aggregate of $1,200,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each monthly extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Cayman Islands exempted company (company number 337092) and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association which will be adopted upon the consummation of our initial public offering, we will be authorized to issue 100,000,000 ordinary shares, $0.0001 par value each, and 1,000,000 undesignated preference shares, $0.0001 par value each. The information provided below is a summary only and we refer you to our prospectus dated as of July 23, 2020, our amended and restated memorandum and articles of association and our warrant agreement with Continental Stock Transfer & Trust Company as warrant agent for additional important and material information.

As stated elsewhere in this Report on Form 10-K, we completed our initial public offering on July 28, 2020. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants. As a result, a warrant holder must exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment. Each warrant will become exercisable on the later of the completion of an initial business combination and 12 months from July 23, 2020, and will expire five years after the completion of an initial business combination, or earlier upon redemption. Effective August 28,2020, the component parts of the units began trading separately.

As of March 30, 2021, there were 5,260,000 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of March 30, 2021, there are warrants outstanding to acquire and aggregate of 2,130,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

Once the warrants become exercisable, we may call the warrants for redemption (excluding the private placement warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to the underwriters or their designees):

•      in whole and not in part;

•      at a price of $0.01 per warrant;

•      upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•      if, and only if, the reported last sale price of the ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send to the notice of redemption to the warrant holders.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require that we conduct a tender offer under SEC rules rather than seeking shareholder approval). Under NASDAQ rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (unless we are deemed to be a foreign private issuer at such time) or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NASDAQ, we will be required to comply with NASDAQ rules.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $è0.15 per public share (subject to increase of up to an additional $0.30 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination,). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Our sponsor, officers and directors have agreed that we will have only 12 months from the closing of our initial public offering (July 28, 2020) (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,) to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month (or up to 21-month) time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 12-month (or up to 21- month) time period.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

0We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

We are currently a “foreign private issuer” as defined in Rule 405, but are voluntarily choosing to register and report using domestic forms. We are required to determine our status as a foreign private issuer for the 2021 fiscal year as of the last day of our second quarter, or June 30, 2021. On such date, if we no longer qualify as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act), we will then become subject to the U.S. domestic issuer rules as of the first day of our 2021 fiscal year, or January 1, 2022. As a result, should we determine on June 30, 2021 that we are no longer a “foreign private issuer,” after December 31, 2021 we will be subject to the U.S. domestic issuer rules and we will have the option of conducting redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. For so long as we are deemed to be a foreign private issuer, we will conduct redemptions in accordance with the SEC’s tender offer rules.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are a Cayman Islands exempted company incorporated on May 14, 2018. Our executive offices are located at 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120, and our telephone number is (86) 21-2025 7919.

Item 1A RISK FACTORS

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company established under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we had $473,945 in cash and working capital of $98,126. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. The Company has until July 28, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by July 28, 2021, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Our Sponsor is not required to fund any such extensions. Our plans to raise additional capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters will determine their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

U.S. laws in the future may restrict or eliminate our ability to complete a business combination with certain companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the federal government has recently proposed legislation that would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the Public Company Accounting Oversight Board (United States), or PCAOB, and would require delisting of a company from national securities exchanges if it failed to retain an accounting firm that the PCAOB has inspected to the satisfaction of the SEC. Such proposed legislation would also require public companies to disclose whether they are owned or controlled by a foreign government, specifically those based in China. We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders does not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless we are no longer a foreign private issuer and the business combination would require shareholder approval under applicable Cayman Islands law or the rules of the NASDAQ or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were not a foreign private issuer and were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares and we were not a foreign private issuer, we would seek shareholder approval of such business combination. Except as required by law or NASDAQ rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require that we conduct a tender offer under SEC rules rather than seeking shareholder approval). Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 24.0% of our issued and outstanding ordinary shares at the time of any such shareholder vote (assuming it does not purchase units in our initial public offering, and taking into account ownership of the private placement units). As a result, in addition to our initial shareholder’s founder shares, we would need only 1,370,001, or approximately 34.3%, of the 4,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Shareholders only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, shareholders only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 12 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $133,334 ($0.033 per public share), up to an aggregate of $1,200,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated.

Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Proposed Business — Permitted purchases of our securities” for a description of how such persons will determine which shareholders to seek to acquire shares from. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different from the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares and warrants are listed on the NASDAQ. We cannot guarantee that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our ordinary shares and warrants will be listed on NASDAQ, our units, ordinary shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of the ordinary shares sold in our initial public offering, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares sold in our initial public offering.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to throughout this Form 10-K as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 4 months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 4 months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 4 months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $768,280 was available to us initially outside the trust account to fund our working capital requirements. To date, we have utilized approximately $294,335. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.15 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities or us. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.15 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination within the next 4 months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, ) of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 4 months (or up to 21 months) before redemption from our trust account.

If we are unable to consummate our initial business combination within the next 4 months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination,), we will distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 12 months (or up to 21 months) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are required to hold an annual meeting no later than one year after our first fiscal year end following our listing on NASDAQ, unless we continue to be a foreign private issuer. There is no requirement under the Cayman Islands’ Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management.

We are not registering the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

The grant of registration rights to our sponsor and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor and its permitted transferees can demand that we register their founder shares. In addition, holders of our private placement units and their permitted transferees can demand that we register the private placement units and their underlying securities, holders of the shares, and the shares underlying the warrants, underlying the unit purchase option being issued to the underwriters of our initial public offering can demand that we register such securities, and holders of units that may be issued upon conversion of working capital loans, may demand that we register such units and their underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operations. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if we are no longer a foreign private issuer and shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

We may issue additional ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 100,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our initial public offering, there will be 92,250,000 authorized but unissued ordinary shares available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and issuance of shares pursuant to the exercise of the unit purchase option.

Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders”) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this prospectus captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with other blank check companies like ours or other entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In February 2019, our sponsor purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. As such, our sponsor will own approximately 24.0% of our issued and outstanding shares after our initial public offering (assuming it does not purchase units in our initial public offering and taking into account ownership of the private placement units). If we increase or decrease the size of the offering, we will effect a capitalization or share surrender or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor prior to our initial public offering at 20% of our issued and outstanding ordinary shares upon the consummation of our initial public offering (assuming it does not purchase units in our initial public offering and not taking into account ownership of the private placement units). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 260,000 private placement units, for a purchase price of $2,600,000 in the aggregate, or $10.00 per unit, that will also be worthless if we do not complete a business combination.

Each private placement unit consists of one private placement share and one private placement warrant. Each private placement warrant may be exercised for one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the units being sold in our initial public offering except that (i) the founder shares are subject to certain transfer restrictions and (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (B) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated memorandum and articles of association (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, officers and directors may not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement units, $40,600,000 was available to complete our business combination and pay related fees and expenses (which includes up to approximately $1,000,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we are no longer a foreign private issuer and we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may view our units as less attractive than those of other blank check companies.

Unlike other blank check companies that sell units comprised of shares and warrants each to purchase one full share in their initial public offerings, we are selling units comprised of ordinary shares and warrants to purchase one-half (½) of one ordinary share. The warrants will not have any voting rights and will expire and be worthless if we do not consummate an initial business combination. Furthermore, no fractional shares will be issued upon exercises of the warrants. As a result, unless you acquire at least two warrants, you will not be able to receive a share upon exercise of your warrants. Accordingly, investors in our initial public offering will not be issued the same securities as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which will beneficially own approximately 24.0% of our ordinary shares upon the closing of our initial public offering (assuming it does not purchase units in our initial public offering and taking into account ownership of the private placement units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers, directors and director nominees, the registration rights agreement among us and our sponsor and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the NASDAQ. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.15 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of a majority of the then issued and outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then issued and outstanding warrants (including private warrants) to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of a majority of the then issued and outstanding warrants (including private warrants) approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of a majority of the then issued and outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued, as part of the units offered in our IPO and, simultaneously with the closing of our initial public offering, an aggregate of 4,260,000 public and private placement units. In each case, the warrants are exercisable to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. Prior to our initial public offering, our sponsor purchased an aggregate of 1,150,000 founder shares in a private placement. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 warrants to purchase 75,000 shares) at the option of the lender. Such units would be identical to the private placement units. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement units are identical to the units sold in our initial public offering except that, so long as the warrants underlying such units are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of our initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between the underwriters and us. In determining the size of our initial public offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the ordinary shares and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our initial public offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

There are uncertainties under the PRC Securities Law relating to the procedures and time requirement for the U.S. securities regulatory agencies to bring about investigations and evidence collection within the territory of the PRC.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (the “Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigating or obtaining evidence directly within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of the Article 177.

We believe that Article 177 is only applicable in circumstances related to direct investigation or evidence collection conducted by overseas authorities within the territory of the PRC. Our principal business operation is conducted in the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us, such as an enforcement action by the Department of Justice, the SEC or other authorities, and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. securities regulatory agencies may consider cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in a specific case or establish such cooperation in a timely manner.

Furthermore, as the Article 177 is a recently promulgated provision and, as the date of this prospectus, there have not been implementing rules or regulations regarding the application of the Article 177, it remains unclear how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and time requirement for the U.S. securities regulatory agencies to conduct investigations and evidence collection within the territory of the PRC. If U.S. securities regulatory agencies are unable to conduct such investigations, they may determine to suspend or de-register our registration with the SEC and our securities may also be delisted from Nasdaq or other applicable trading market.

In addition, our security holders could face hurdles in bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against our officers.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly.

Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign currency long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this prospectus are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this prospectus are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain our executive offices at 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2020 and as of March 30, 2021, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Capital Market under the symbol “GRCYU” and started trading on The Nasdaq Capital Market in July 24, 2020. The ordinary shares and warrants and began separate trading on August 28, 2020, under the symbols “GRCY” and “GCRYW” respectively.

Holders of Record

At December 31, 2020 there were 4,260,000 of our units issued and outstanding by 2 holders of record. At December 31, 2020, there were 5,260,000 ordinary shares issued and outstanding by 4 holders of record. At December 31, 2020, there were 4,260,000 rights issued and outstanding by 2 holders of record. At December 31, 2020, there were 4,260,000 warrants issued and outstanding by 2 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the State of Delaware, within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Sales of Unregistered Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on July 23, 2020. We completed our initial public offering on July 28, 2020. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants.

In connection with our initial public offering, we sold 4,000,000 units, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, Cynthia Management Corporation, the Company completed the private sale of an aggregate of 260,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,600,000.

Transaction costs related to our IPO amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs .A total of $40,600,000, comprised of $38,000,000 of the proceeds from the IPO (which amount includes up to $1,000,000 of the underwriter’s deferred discount) and $2,600,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination.

For the year ended December 31, 2020, net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $302,697. At December 31, 2020, cash of $473,945 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on May 14, 2018 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2020, we had net loss of $238,425, which consisted of interest income on marketable securities held in the Trust Account of $14,324 and an unrealized gain on marketable securities held in the Trust Account of $888, offset by operating costs of $253,637.

For the year ended December 31, 2019, we had net loss of $22,672, which consisted of operating costs.

Liquidity and Capital Resources

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

For the year ended December 31, 2020, net cash used in operating activities was $302,697. Net loss of $238,425 was impacted by interest earned on investments of $14,324 and an unrealized gain on marketable securities of $888. Changes in operating assets and liabilities used $49,060 of cash from operating activities.

For the year ended December 31, 2019, net cash used in operating activities was $26,383. Net loss of $22,672 was impacted by changes in operating assets and liabilities used $3,711 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $40,615,212. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $473,945 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In order to complete a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Loss Per Ordinary Share

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share subject to possible redemption, basic and diluted, is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per non-redeemable ordinary share, basic and diluted, is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

Recent Accounting Standard

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Jinlong Liu	30	Chairman
Ming Zhang	33	Chief Executive Officer
Jianmin Yu	46	Chief Financial Officer
Yong Li	37	Director
Lei Wang	42	Director
Chao Liu	37	Director

Jinlong Liu, our Chairman since December 2019, has been serving as chairman of Shanghai Midai Investment Group, an investment group in Shanghai, focusing on auto finance, real estate investment and investments relating to logistics, tourism and individual transportation, since August 2016. Mr. Liu has also served as chief executive officer of Shanghai Midai Automobile Corp., a subsidiary of Shanghai Midai Investment Group, dealing with auto sales, rental, finance and repairs, as well as gasoline trade, since June 2015. From 2009 to 2015, Mr. Liu served as the manager of Ye Chiu Resources Ltd., specializing in the manufacturing and exportation of aluminum materials in China. From 2010 to 2012, Mr. Liu was employed by Jianhua Group Ltd., a trade, finance, retail and construction company in China. From 2012 to 2015, Mr. Liu was employed by Pingan Group., a finance group in China. Mr. Liu received his Bachelor degree of Environmental Engineering from Jiangsu University. We believe Mr. Liu is qualified to serve on our board of directors because of his extensive management, investment and financial background.

Ming Zhang, our Chief Executive Officer since December 2019, has been co-managing several growth equity funds in China, including CCIN Capital Management Corp., which focuses on public private partnerships, non-performing assets and pre-IPO investments in China, since July 2018, Manzi Holding Corp., which focuses on venture capital investments in China, since June 2018, Ebula Investment Fund, which focuses on angel round investment and consulting services in China, since December 2017, Blue Stone Capital, which focuses on private equity fund management, since March 2015, and Mingen Capital, which focuses on funds management in China, since March 2013. Mr. Zhang has also served as Managing Director of SBI Financial Holding Group China, an integrated finance services group, since January 2017. From 2007 to 2012, Mr. Zhang founded and operated three start-up internet commerce companies, including Seven Day Ecommerce Co., Ltd., New Dream Technology Co., Ltd. and Weipin Industries Co., Ltd. Mr. Zhang received his MBA degree from Zhejiang University.

Jianmin Yu, our Chief Financial Officer since December 2019, has been co-managing several growth equity funds in China, including CCIN Capital Management Corp., which focuses on public private partnerships, non-performing assets and pre-IPO investments in China, since July 2018, and Manzi Holding Corp., which focuses on venture capital investments in China, since June 2018. Mr. Yu has served as a member of the board directors of Shanghai Midai Investment Group since June 2019. Since April 2019, Mr. Yu has served as an executive director of Shanghai Midai Automobile Group Ltd. Since April 2019, Mr. Yu has served as an executive Director of Shanghai MYPT Health Consulting Ltd., focused on personal health in China. Mr. Yu served as an independent consultant in the finance and e-commerce industries, from 2013 until June 2018. Mr. Yu served as President of Cargo Services (China) Ltd., a logistics company in China market, from 2002 to 2012 and as President of CMA Logistics (China) Ltd., a container ship owner, from 2012 to 2013. Mr. Yu received his MBA from Catholic University of Leuven in Belgium and Master of Finance from the London School of Economics.

Yong Li has served as a member of our board of directors since the effective date of the registration statement for our IPO. Mr. Li has served as Managing Director of Tian Feng Tian Rui Investment Corp., an affiliate of Tian Feng Securities, in China since July 2016. From November 2013 to June 2016, Mr. Li served as Vice President of Tao Shi Equity Investment Management Corp., an investment company in China. From August 2011 to October 2013, Mr. Li served as director of Shenzhen Pingan Real Estate Corp., a subsidiary of Pingan Group in China. From July 2009 to November 2011, he served as director of Zhong Rong Trust Corp. From September 2006 to July 2009, Mr. Li was employed by Standard Chartered Bank. Mr. Li received his Bachelor degree from Chongqing University and MBA degree from Shanghai Jiaotong University. We believe Mr. Li is well qualified to serve on our board of directors because of his extensive business and management experience in China.

Lei Wang has served as a member of our board of directors since the effective date of the registration statement for our IPO. Mr. Wang has served as General Manager of Zhejiang Blue Stone Capital Management Corp. since April 2018. Mr. Wang served as Deputy General Manager, in charge of investments, for Zhejiang Zhihe Zhituo Equity Investment Funds Corp., from April 2015 to April 2018. Mr. Wang was the investment director of Jiangsu Jinmao Jingxin Investment Corp. from December 2009 to February 2015. From 2007 to 2009, Mr. Wang was the Deputy General Manager of Nanjing Kengding Education Training Corp. Prior to that, Mr. Wang served as the General Manager at a branch company of PASCO Investment Management Co., Ltd from 2004 to 2007, Assistant Manager of Beijing Anshan Securities Ltd. from 2001 to 2004 and Assistant Manager of Tianjin Everbright Yongming Insurance Corp. from 1999 to 2001. Mr. Wang received his Bachelor degree in Finance from Nankai University of China. We believe Mr. Wang is well qualified to serve on our board of directors because of his extensive experience and strong expertise in finance, investment and capital markets.

Chao Liu has served as a member of our board of directors since the effective date of the registration statement for our IPO. Mr. Liu has served as the director of Shanghai Midai Investment Group since December 2018. From August 2016 to December 2018, Mr. Liu served as General Manager of Zhong Fei Finance & Leasing Corp. From August 2015 to August 2016, he served as South China General Manager at Zhong Rong International Trust Corp. From August 2006 to July 2015, he served as General Manager of Chengdu Chaotuo Culture Media Corp. Mr. Liu received a B.A. in Business Administration Science from South West University of Finance and Economics in China. We believe Mr. Liu is well qualified to serve on our board of directors because of his extensive business and management experience in China.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have two “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Li, Wang and Chao Liu are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee will operate under a charter that has been approved by our board. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

The members of our audit committee are Messrs. Li, Wang and Chao Liu. Mr. Li serves as chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Li qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The members of our Compensation Committee are Messrs. Li, Wang and Chao Liu, Mr. Wang serves as chairman of the compensation committee.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2020.

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). Directors, officers and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After completion of our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of December 31, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered in our initial public offering or purchased by our sponsor I connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2020 or the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
Cynthia Management Corporation(2)	1,260,000	24.0%
Jinlong Liu(4) .	1,260,000	24.0%
Ming Zhang(3)	—	—
Jianmin Yu(3)	1,260,000	24.0%
Yong Li(3)	—	—
Lei Wang(3)	—	—
Chao Liu(3)	—	—
All directors and officers as a group (6 individuals)	1,260,000	24.0%

*            Less than one percent

(1)         Unless otherwise indicated, the business address of each of the individuals is 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120.

(2)         Represents 1,000,000 founder ordinary shares and 260,000 private placement ordinary shares held by Cynthia Management Corporation, our sponsor. The ordinary shares are deemed held and owned beneficially by Jinling Liu, our Chairman, who, as the majority shareholder of our sponsor, and Jianmin Yu, the sole director of our sponsor, have voting and dispositive power of the ordinary shares.

(3)         Based upon 5,260,000 ordinary shares outstanding. Includes the 260,000 private placement units (and the component parts) purchased by our sponsor simultaneously with the consummation of our initial public offering.

(4)         Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

Our founders beneficially own approximately 24% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our sponsor, officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2020,, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

In February 2019, our sponsor purchased 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. An aggregate of 150,000 ordinary shares were forfeited. Our sponsor owns approximately 20% of our issued and outstanding ordinary shares as of December 31, 2020.

Our sponsor purchased an aggregate of 260,000 private placement units at a price of $10.00 per unit in a private placement that was completed simultaneously with the closing of our initial public offering. Each unit consists of one private placement share and one private placement warrant. Each private placement warrant entitles the holder upon exercise to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months, our sponsor will be paid a total of $210,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has agreed to loan us up to $500,000 to be used for a portion of the expenses of our initial public offering. As of the date of closing our initial public offering, we had borrowed $349,590 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our public offering (July 28, 2020); however, the terms of payment were amended to provide upon payment upon combination of our business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted as well as 150,000 warrants to purchase 75,000 shares) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The holders of the founder shares, private placement units, the shares underlying the warrants underlying the unit purchase option issued to the underwriters of our initial public offering, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have two “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Li, Wang and Chao Liu are independent directors under applicable SEC and NASDAQ rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and 2019 totaled $84,500 and $31,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, date July 23, 2020, by and among the Company, Ladenburg Thalmann & Co. Inc.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Warrant Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*
4(vi)	Description of Registrant’s Securities ****
10.1	Letter Agreement, dated July 23, 2020, by and among the Company, its officers, directors and Cynthia Management Corporation.*
10.2	Administrative Services Agreement, dated July 23, 2020, by and among the Company and Cynthia Management Corporation.*
10.3	Investment Management Trust Agreement, July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*
10.4	Registration Rights Agreement, dated July 23, 2020, by and among the Company, Cynthia Management Corporation and the holders party thereto.*
10.5	Private Placement Units Purchase Agreement, dated July 23, 2020, by and between the Company and Cynthia Management Corporation.*
10.6	Amended and Restated Promissory Note, dated July 28, 2020. ***
10.7	Securities Subscription Agreement, dated February 21, 2019, between the Registrant and Cynthia Management Corporation.**
21.	List of subsidiaries.**** None
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1 / 32.2	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

*	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on July 28, 2020.
**	Filed as an exhibit to the Registrant’s Form S-1 as filed on July 10, 2020 as declared effective on July 23, 2020.
***	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on August 3, 2020.
****	Field as an Exhibit to this Form 10-K.

ITEM 16. Form 10-K Summary

None.

GREENCITY ACQUISITION CORPORATION

FORM 10-K SIGNATURE PAGE

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2021.

GREENCITY ACQUISITION CORPORATION

By:	/s/ Ming Zhang
Ming Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jinlong Liu
Jinlong Liu	Chairman of the Board	March 31, 2021

/s/ Ming Zhang
Ming Zhang	Chief Executive Officer	March 31, 2021
And Principal executive Officer

/s/ Jianmin Yu
Jianmin Yu	Chief Financial Officer	March 31, 2021
And Principal Accounting Officer

/s/ Yong Li
Yong Li	Director	March 31, 2021

/s/ Lei Wang
Lei Wang	Director	March 31, 2021

/s/ Chao Liu
Chao Liu	Director	March 31, 2021

GREENCITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greencity Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 31, 2021

GREENCITY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$473,945	$526
Prepaid expenses and other current assets	125,420	—
Total Current Assets	599,365	526

Security deposit	—	4,663
Deferred offering costs	—	193,089
Marketable securities held in Trust Account	40,615,212	—
Total Assets	$41,214,577	$198,278

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$76,649	$289
Accrued offering costs	30,000	3,166
Promissory note – related party	394,590	196,495
Total Current Liabilities	501,239	199,950

Deferred underwriting fee payable	1,000,000	—
Total Liabilities	1,501,239	199,950

Commitments

Ordinary shares subject to possible redemption, 3,418,752 shares at redemption value	34,713,334	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,841,248 and 1,150,000 shares issued and outstanding (excluding 3,418,752 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	184	115
Additional paid-in capital	5,264,917	24,885
Accumulated deficit	(265,097)	(26,672)
Total Shareholders’ Equity (Deficit)	5,000,004	(1,672)
Total Liabilities and Shareholders’ Equity	$41,214,577	$198,278

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating costs	$253,637	$22,672
Loss from operations	(253,637)	(22,672)

Other income:
Interest earned on marketable securities held in Trust Account	14,324	—
Unrealized gain on marketable securities held in Trust Account	888	—
Other income	15,212	—

Net loss	$(238,425)	$(22,672)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	3,436,356	—

Basic and diluted net loss per ordinary shares subject to possible redemption	$—	$—

Basic and diluted weighted average ordinary shares outstanding	1,353,312	857,534

Basic and diluted net loss per ordinary share	$(0.19)	$(0.03)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	1	$—	$25,000	$(4,000)	$21,000

Issuance of Class B ordinary shares to Sponsor	1,149,999	115	(115)	—	—

Net loss	—	—	—	(22,672)	(22,672)
Balance – December 31, 2019	1,150,000	115	24,885	(26,672)	(1,672)

Sale of 4,000,000 Units, net of underwriting discounts and offering costs	4,000,000	400	37,352,935	—	37,353,335

Sale of 260,000 Private Units	260,000	26	2,599,974	—	2,600,000

Sale of unit purchase option	—	—	100	—	100

Forfeiture of Founder Shares	(150,000)	(15)	15	—	—

Ordinary shares subject to possible redemption	(3,418,752)	(342)	(34,712,992)	—	(34,713,334)

Net loss	—	—	—	(238,425)	(238,425)

Balance – December 31, 2020	1,841,248	$184	$5,264,917	$(265,097)	$5,000,004

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(238,425)	$(22,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,324)	—
Unrealized gain on marketable securities held in Trust Account	(888)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125,420)	—
Accrued expenses	76,360	(3,711)
Net cash used in operating activities	(302,697)	(26,383)

Cash Flows from Investing Activities:
Security deposit	4,663	(4,663)
Investment of cash into Trust Account	(40,600,000)	—
Net cash used in financing activities	(40,595,337)	(4,663)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	39,000,000	—
Proceeds from sale of Placement Units	2,600,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note – related party	198,095	365,500
Repayment of promissory note – related party	—	(194,000)
Payment of offering costs	(426,742)	(189,923)
Net cash provided by (used in) financing activities	41,371,453	(18,423)

Net Change in Cash	473,419	(49,469)
Cash – Beginning	526	49,995
Cash – Ending	$473,945	$526

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$34,944,653	$—
Change in value of ordinary shares subject to possible redemption	$(231,319)	$—
Deferred underwriting fee payable	$1,000,000	$—
Offering costs included in accrued offering costs	$30,000	$3,166
Conversion of advance from related party to promissory note – related party	$—	$24,995
Forfeiture of Founder Shares	$(15)	$—

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

At December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (as defined below).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

Liquidity and Going Concern

As of December 31, 2020, the Company had $472,945 in its operating bank accounts and working capital of $98,126.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

To complete a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 2,490,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share subject to possible redemption, basic and diluted, is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per non-redeemable ordinary share, basic and diluted, is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Year Ended December 31,
	2020	2019
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned and unrealized gains on marketable securities help in Trust Account	$13,002	—
Net loss allocable to ordinary shares subject to possible redemption	$13,002	$—
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	3,436,356	—
Basic and diluted net income per share	$—	—

Non-Redeemable Ordinary Shares
Numerator: Net loss minus Net Earnings
Net Loss	$(238,425)	$(22,672)
Net loss allocable to ordinary shares subject to possible redemption	(13,002)	—
Non-Redeemable Net Loss	$(251,427)	$(22,672)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	1,353,312	857,534

Basic and diluted net loss per ordinary share	$(0.19)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company received $25,000 for the anticipated issuance of 1,150,000 founder shares to the Sponsor. As of December 31, 2018, one founder share was issued to the Sponsor. The remaining 1,149,999 founder shares were issued to the Sponsor on February 21, 2019.

The 1,150,000 founder shares included an aggregate of up to 150,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 10, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 150,000 founder shares. Accordingly, there were 1,000,000 Founder Shares issued and outstanding.

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

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the year ended December 31, 2020, the Company incurred $50,000 in fees for these services, of which such amount is included within accrued expenses in the accompanying balance sheets.

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of December 31, 2020 and 2019, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At December 31, 2020 and 2019, there was $394,590 and $196,495, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $133,334 ($0.033 per Public Share), up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2020 and 2019, there were 1,841,248 and 1,150,000 ordinary shares issued and outstanding, excluding 3,418,752 and no ordinary shares subject to possible redemption, respectively.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$40,615,212

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

