Form 10-K/A
period 2020-12-31
Greencity Acquisition Corp
filed 2021-07-26
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On March 30, 2021, there were 5,260,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

EXPLANATORY NOTE

Greencity Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements for the year ended December 31, 2020. As a result, this Amendment No. 1 describes the restatement and its impact on previously reported amounts.

Background of Restatement

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in July 2020 as components of equity instead of as derivative liabilities relating to the SEC’s statement on April 12, 2021 (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, could be read to provide that all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s management, in consultation with the audit committee, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s management, in consultation with the audit committee, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, a portion of the initial transaction costs related to the initial public offering and attributable to the warrants must be immediately expensed.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Amendment No. 1

This Amendment No. 1 presents the Original Filling, amended and restated with modifications as necessary to reflect the restatements.

The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements And Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K/A may include, for example, statements about our:

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

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. BUSINESS

Company Profile

Greencity Acquisition Corporation is a blank check company incorporated in 2018 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K/A as our initial business combination. To date, we have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

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

As stated elsewhere in this Report on Form 10-K/A, we completed our initial public offering on July 28, 2020. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants. As a result, a warrant holder must exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment. Each warrant will become exercisable on the later of the completion of an initial business combination and 12 months from July 23, 2020, and will expire five years after the completion of an initial business combination, or earlier upon redemption. Effective August 28,2020, the component parts of the units began trading separately.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share (subject to increase of up to an additional $0.30 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A RISK FACTORS

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s public warrants and private placement warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company has classified the Warrants as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. See “— Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Our units, ordinary shares and warrants are listed on the NASDAQ. We cannot guarantee that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500,000). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to throughout this Form 10-K/A as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 100,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our initial public offering, there will be 94,740,000 authorized but unissued ordinary shares available for issuance, which amount excludes shares reserved for issuance upon exercise of outstanding warrants and issuance of shares pursuant to the exercise of the unit purchase option.

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

In February 2019, our sponsor purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. As such, our sponsor will own approximately 24.0% of our issued and outstanding shares after our initial public offering (assuming it does not purchase units in our initial public offering and taking into account ownership of the private placement units). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 260,000 private placement units, for a purchase price of $2,600,000 in the aggregate, or $10.00 per unit, that will also be worthless if we do not complete a business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Recent Sales of Unregistered Securities

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the year ended December 31, 2020, we had a net loss of $2,323,587, which consisted of interest income on marketable securities held in the Trust Account of $14,324 and an unrealized gain on marketable securities held in the Trust Account of $888, offset by operating costs of $253,637, offering cost to warrant liabilities of $55,162 and loss on fair value of warrant liabilities of $2,030,000.

For the nine months ended September 30, 2020, we had a net loss of $260,990, which consisted of operating costs of $119,668 and an unrealized loss on marketable securities held in our Trust Account of $1,982, offset by interest income on marketable securities held in the Trust Account of $5,822, offering cost to warrant liabilities of $55,162 and loss on fair value of warrant liabilities of $90,000.

For the three months ended September 30, 2020, we had a net loss of $254,362, which consisted of operating costs of $113,040 and an unrealized loss on marketable securities held in our Trust Account of $1,982, offset by interest income on marketable securities held in the Trust Account of $5,822, offering cost to warrant liabilities of $55,162 and loss on fair value of warrant liabilities of $90,000.

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

For the year ended December 31, 2020, net cash used in operating activities was $302,697. Net loss of $2,323,587 was impacted by interest earned on investments of $14,324 and an unrealized gain on marketable securities of $888, offering expenses related to warrant issuance of $55,162 and change in fair value of warrant liabilities of $2,030,000. Changes in operating assets and liabilities used $49,060 of cash from operating activities.

For the nine months ended September 30, 2020, net cash used in operating activities was $92,404. Net loss of $260,990 was offset by interest earned on investments of $5,822 and an unrealized loss on marketable securities of $1,982, offering expenses related to warrant issuance of $55,162 and change in fair value of warrant liabilities of $90,000. Changes in operating assets and liabilities provided $27,264 of cash from operating activities.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on July 28, 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. As a result, management identified a material weakness in our internal control over financial reporting related to the accounting for warrants.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

In May 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

As of the end of the period ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered in our initial public offering or purchased by our sponsor in connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2020 or the date of this Form 10-K/A.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
Cynthia Management Corporation(2)	1,260,000	24.0%
Jinlong Liu(4)	1,260,000	24.0%
Ming Zhang(3)	—	—
Jianmin Yu(3)	1,260,000	24.0%
Yong Li(3)	—	—
Lei Wang(3)	—	—
Chao Liu(3)	—	—
All directors and officers as a group (6 individuals)	1,260,000	24.0%

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2020, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibit No.	Description
1.1	Underwriting Agreement, date July 23, 2020, by and among the Company, Ladenburg Thalmann & Co. Inc.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Warrant Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*
4(vi)	Description of Registrant’s Securities ****
10.1	Letter Agreement, dated July 23, 2020, by and among the Company, its officers, directors and Cynthia Management Corporation.*
10.2	Administrative Services Agreement, dated July 23, 2020, by and among the Company and Cynthia Management Corporation.*
10.3	Investment Management Trust Agreement, July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*
10.4	Registration Rights Agreement, dated July 23, 2020, by and among the Company, Cynthia Management Corporation and the holders party thereto.*
10.5	Private Placement Units Purchase Agreement, dated July 23, 2020, by and between the Company and Cynthia Management Corporation.*
10.6	Amended and Restated Promissory Note, dated July 28, 2020. ***
10.7	Securities Subscription Agreement, dated February 21, 2019, between the Registrant and Cynthia Management Corporation.**
21	List of subsidiaries.****
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

*	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on July 28, 2020.
**	Filed as an exhibit to the Registrant’s Form S-1 as filed on July 10, 2020 as declared effective on July 23, 2020.
***	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on August 3, 2020.
****	Field as an Exhibit to this Form 10-K/A.

ITEM 16. Form 10-K/A Summary

None.

GREENCITY ACQUISITION CORPORATION

FORM 10-K/A SIGNATURE PAGE

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 26, 2021.

GREENCITY ACQUISITION CORPORATION

By:	/s/ Ming Zhang
Ming Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jinlong Liu
Jinlong Liu	Chairman of the Board	July 26, 2021

/s/ Ming Zhang
Ming Zhang	Chief Executive Officer	July 26, 2021
And Principal executive Officer

/s/ Jianmin Yu
Jianmin Yu	Chief Financial Officer	July 26, 2021
And Principal Accounting Officer

/s/ Yong Li
Yong Li	Director	July 26, 2021

/s/ Lei Wang
Lei Wang	Director	July 26, 2021

/s/ Chao Liu
Chao Liu	Director	July 26, 2021

GREENCITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greencity Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity(deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2020, have been restated.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2, 3 and 10 as to which the day is July 26, 2021

GREENCITY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2020	2019
	(As restated)
ASSETS
Current Assets
Cash	$473,945	$526
Prepaid expenses and other current assets	125,420	—
Total Current Assets	599,365	526

Security deposit	—	4,663
Deferred offering costs	—	193,089
Marketable securities held in Trust Account	40,615,212	—
Total Assets	$41,214,577	$198,278

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$76,649	$289
Accrued offering costs	30,000	3,166
Promissory note – related party	394,590	196,495
Total Current Liabilities	501,239	199,950

Warrant liabilities	2,930,000	—
Deferred underwriting fee payable	1,000,000	—
Total Liabilities	4,431,239	199,950

Commitments And Contingencies (note 7)

Ordinary shares subject to possible redemption, 3,130,190 shares at $10.15 per share	31,783,337	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,129,810 and 1,150,000 shares issued and outstanding (excluding 3,130,190 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	213	115
Additional paid-in capital	7,350,047	24,885
Accumulated deficit	(2,350,259)	(26,672)
Total Shareholders’ Equity (Deficit)	5,000,001	(1,672)
Total Liabilities and Shareholders’ Equity	$41,214,577	$198,278

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(As restated)
Operating costs	$253,637	$22,672
Loss from operations	(253,637)	(22,672)

Other income (expense):
Interest earned on marketable securities held in Trust Account	14,324	—
Offering costs allocated to warrants	(55,162)	—
Change in fair value of warrant liabilities	(2,030,000)	—
Unrealized gain on marketable securities held in Trust Account	888	—
Other expense	(2,069,950)	—

Net loss	$(2,323,587)	$(22,672)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	3,342,495	—

Basic and diluted net loss per ordinary shares subject to possible redemption	$—	$—

Basic and diluted weighted average ordinary shares outstanding	1,393,574	857,534

Basic and diluted net loss per ordinary share	$(1.68)	$(0.03)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	1	$—	$25,000	$(4,000)	$21,000

Issuance of ordinary shares to Sponsor	1,149,999	115	(115)	—	—

Net loss	—	—	—	(22,672)	(22,672)
Balance – December 31, 2019	1,150,000	115	24,885	(26,672)	(1,672)

Sale of 4,000,000 Units, net of underwriting discounts and offering costs (As restated)	4,000,000	400	36,578,097	—	36,578,497

Sale of 260,000 Private Units (As restated)	260,000	26	2,529,974	—	2,530,000

Sale of unit purchase option	—	—	100	—	100

Forfeiture of Founder Shares	(150,000)	(15)	15	—	—

Ordinary shares subject to possible redemption (As restated)	(3,130,190)	(313)	(31,783,024)	—	(31,783,337)

Net loss (As restated)	—	—	—	(2,323,587)	(2,323,587)

Balance – December 31, 2020 (As restated)	2,129,810	$213	$7,350,047	$(2,350,259)	$5,000,001

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(As restated)
Cash Flows from Operating Activities:
Net loss	$(2,323,587)	$(22,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,324)	—
Unrealized gain on marketable securities held in Trust Account	(888)	—
Offering costs allocated to warrants	55,162	—
Change in fair value of warrant liabilities	2,030,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125,420)	—
Accrued expenses	76,360	(3,711)
Net cash used in operating activities	(302,697)	(26,383)

Cash Flows from Investing Activities:
Security deposit	4,663	(4,663)
Investment of cash into Trust Account	(40,600,000)	—
Net cash used in financing activities	(40,595,337)	(4,663)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	39,000,000	—
Proceeds from sale of Placement Units	2,600,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note – related party	198,095	365,500
Repayment of promissory note – related party	—	(194,000)
Payment of offering costs	(426,742)	(189,923)
Net cash provided by (used in) financing activities	41,371,453	(18,423)

Net Change in Cash	473,419	(49,469)
Cash – Beginning	526	49,995
Cash – Ending	$473,945	$526

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$34,044,655	$—
Change in value of ordinary shares subject to possible redemption	$(2,261,318)	$—
Deferred underwriting fee payable	$1,000,000	$—
Offering costs included in accrued offering costs	$30,000	$3,166
Conversion of advance from related party to promissory note – related party	$—	$24,995
Forfeiture of Founder Shares	$(15)	$—

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

DECEMBER 31, 2020 AND 2019

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Liquidity and Going Concern

As of December 31, 2020, the Company had $473,945 in its operating bank accounts and working capital of $98,126.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

The impact of the restatement on the Company’s financial statements for each respective period is presented below.

Balance Sheet as of July 28, 2020 (Audited)	As Reported	Adjustment	As Restated
Warrant Liabilities	$—	$900,000	$900,000
Common stock subject to possible redemption	34,944,653	(900,000)	34,044,653
Common stock	197	9	206
Additional paid-in capital	5,033,585	$55,153	5,088,738
Accumulated deficit	(33,779)	(55,162)	(88,941)

Number of shares subject to possible redemption	3,442,823	(88,670)	3,354,153

Balance Sheet as of September 30, 2020 (Unaudited)
Warrant Liabilities	$—	$990,000	$990,000
Common stock subject to possible redemption	34,835,933	(990,006)	33,845,927
Common stock	183	10	193
Additional paid-in capital	5,142,319	145,158	5,287,477
Accumulated deficit	(142,500)	(145,162)	(287,662)

Number of shares subject to possible redemption	3,431,787	(97,528)	3,334,259

Balance Sheet as of December 31, 2020 (Audited)
Warrant Liabilities	$—	$2,930,000	$2,930,000
Common stock subject to possible redemption	34,713,334	(2,929,997)	31,783,337
Common stock	184	29	213
Additional paid-in capital	5,264,917	2,085,130	7,350,047
Accumulated deficit	(265,097)	(2,085,162)	(2,350,259)

Number of shares subject to possible redemption	3,418,752	(288,562)	3,130,190

Statement of Operations for the three months ended September 30, 2020 (Unaudited)
Offering expenses related to warrant issuance	$—	$(55,162)	$(55,162)
Change in fair value of warrant liabilities	—	(90,000)	(90,000)
Net loss	(109,200)	(145,162)	(254,362)
Weighted average shares outstanding, basic and diluted	1,577,353	62,648	1,640,001
Basic and diluted net loss per share, ordinary shares	(0.07)	(0.09)	(0.16)

Statement of Operations for the nine months ended September 30, 2020 (Unaudited)
Offering expenses related to warrant issuance	$—	$(55,162)	$(55,162)
Change in fair value of warrant liabilities	—	(90,000)	(90,000)
Net loss	(115,828)	(145,162)	(260,990)
Weighted average shares outstanding, basic and diluted	1,193,856	21,035	1,214,891
Basic and diluted net loss per share, ordinary shares	(0.10)	(0.12)	(0.22)

Statement of Operations for the year ended December 31, 2020 (Audited)
Offering expenses related to warrant issuance	$—	$(55,162)	$(55,162)
Change in fair value of warrant liabilities	—	(2,030,000)	(2,030,000)
Net loss	(238,425)	(2,085,162)	(2,323,587)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	3,436,356	(93,861)	3,342,495
Basic and diluted weighted average ordinary shares outstanding	1,353,312	40,262	1,393,574
Basic and diluted net loss per share, ordinary shares	(0.19)	(1.49)	(1.68)

Statement of Cash Flows for the nine months ended September 30, 2020 (Unaudited)
Offering expenses related to warrant issuance	$—	$55,162	$55,162
Change in fair value of warrant liabilities	—	90,000	90,000
Net loss	(115,828)	(145,162)	(260,990)
Change in value of ordinary shares subject to possible redemption	(108,722)	(90,006)	(198,728)

Statement of Cash Flows for the year ended December 31, 2020 (Audited)
Offering expenses related to warrant issuance	$—	$55,162	$55,162
Change in fair value of warrant liabilities	—	2,030,000	2,030,000
Net loss	(238,425)	(2,085,162)	(2,323,587)
Change in value of ordinary shares subject to possible redemption	(231,319)	(2,029,999)	(2,261,318)

Statement of Changes in Shareholder’s Equity for the three and nine months ended September 30, 2020 (Unaudited)
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Additional Paid-in Capital	$37,352,935	$(774,838)	$36,578,097
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Total Shareholder’s (Deficit) Equity	37,353,335	(774,838)	36,578,497
Sale of 260,000 Private Units – Additional Paid-in Capital	2,599,974	(70,000)	2,529,974
Sale of 260,000 Private Units – Total Shareholder’s (Deficit) Equity	2,600,000	(70,000)	2,530,000
Ordinary shares subject to possible redemption – Additional Paid-in Capital	(34,835,590)	989,996	(33,845,594)
Ordinary shares subject to possible redemption – Total Shareholder’s (Deficit) Equity	(34,835,933)	990,006	(33,845,927)

Statement of Changes in Shareholder’s Equity for the year ended December 31, 2020 (Audited)
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Additional Paid-in Capital	$37,352,935	$(774,838)	$36,578,097
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Total Shareholder’s (Deficit) Equity	37,353,335	(774,838)	36,578,497
Sale of 260,000 Private Units – Additional Paid-in Capital	2,599,974	(70,000)	2,529,974
Sale of 260,000 Private Units – Total Shareholder’s (Deficit) Equity	2,600,000	(70,000)	2,530,000
Ordinary shares subject to possible redemption – Additional Paid-in Capital	(34,712,992)	2,929,968	(31,783,024)
Ordinary shares subject to possible redemption – Total Shareholder’s (Deficit) Equity	(34,713,334)	2,929,997	(31,783,337)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“USGAAP”) and pursuant to the rules and regulations of the SEC.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.   Accordingly, on December 31, 2020, offering costs totaling $2,646,665 consist of $1,000,000 of underwriting fee, $1,000,000 of deferred underwriting fee and $646,665 of other offering costs.   The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the ordinary shares.

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

Net Loss Per Ordinary Share (Restated)

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Year Ended December 31,
	2020	2019
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Unrealized gain on marketable securities held in Trust Account	888	—
Interest earned and unrealized gains on marketable securities help in Trust Account	$14,324	—
Net loss allocable to ordinary shares subject to possible redemption	$15,212	$—
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	3,342,495	—
Basic and diluted net income per share	$—	—

Non-Redeemable Ordinary Shares
Numerator: Net loss minus Net Earnings
Net Loss	$(2,323,587)	$(22,672)
Net loss allocable to ordinary shares subject to possible redemption	(15,212)	—
Non-Redeemable Net Loss	$(2,338,799)	$(22,672)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	1,393,574	857,534

Basic and diluted net loss per ordinary share	$(1.68)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature, not including the warrants.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument is required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 260,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,600,000. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will be worthless.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2020 and 2019, there were 2,129,810 and 1,150,000 ordinary shares issued and outstanding, excluding 3,130,190 and 0 ordinary shares subject to possible redemption, respectively.

Unit Purchase Option

On July 28, 2020, the Company sold the underwriter (and/or its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.00 per Unit (or an aggregate exercise price of $2,640,000) commencing on the later of the consummation of a Business Combination and January 28, 2021. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option as liability classification. The unit purchase option is valued based on the fair value of the public share estimated at the redemption value plus the fair value of the warrants.  These amounts are below the exercise price of the unit purchase option therefore the probability of exercise is low resulting in a de minimus value for the unit purchase option. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following July 28, 2020 except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from July 28, 2020 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 9. WARRANTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

Redemption of warrants when the price per share of ordinary shares equals or exceeds $16.50. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

NOTE 10. FAIR VALUE MEASUREMENTS (RESTATED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2020	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,615,212	$40,615,212	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$2,740,000	$2,740,000	$—	$—
Derivative warrant liabilities – Private warrants	190,000	—	—	190,000
Total fair value	$2,930,000	$2,740,000	$—	$190,000

*included in cash and investments held in trust account on the Company’s balance sheet.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on July 28, 2020, the date of the Company’s IPO, using a binomial model for Public Warrants and Black-Scholes model for Private Warrants. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfer out of Level 3 of $930,000 at September 30, 2020.

The key inputs into the binomial model and modified Black-Scholes model were as follows at their measurement dates:

	July 28, 2020	September 30, 2020	December 31, 2020
	(Initial measurement)	(Subsequent measurement)	(Subsequent measurement)
Input
Share price	$9.99	$9.91	$10.08
Risk-free interest rate	0.26%	0.28%	0.36%
Volatility	10%	10%	20%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

The following table presents the changes in fair value of warrant liabilities:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at July 28, 2020	$830,000	$70,000	$900,000
Change in fair value of public and private warrants	1,910,000	120,000	2,030,000
Fair Value at December 31, 2020	$2,740,000	$190,000	$2,930,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.