Form 10-Q
period 2021-03-31
Greencity Acquisition Corp
filed 2021-07-26
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 26, 2021, there were 5,260,000 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

GREENCITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$355,822	$473,945
Prepaid expenses and other current assets	102,856	125,420

Total Current Assets	458,678	599,365
Marketable securities held in Trust Account	40,616,475	40,615,212

TOTAL ASSETS	$41,075,153	$41,214,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$102,967	$76,649
Accrued offering costs	-	30,000
Promissory note payable to related party	393,808	394,590

Total Current Liabilities	496,775	501,239
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	1,820,000	2,930,000

TOTAL LIABILITIES	3,316,775	4,431,239

Commitments and contingencies (Note 6)
Ordinary shares, subject to possible redemption, 3,226,117 and 3,130,190 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	32,758,377	31,783,337

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,033,883 and 2,129,810 shares issued and outstanding (excluding 3,226,117 and 3,130,190 shares subject to redemption)	203	213
Additional paid-in capital	6,375,017	7,350,047
Accumulated deficit	(1,375,219)	(2,350,259)

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,075,153	$41,214,577

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating costs	$(136,223)	$(5,425)
Loss from operations	(136,223)	(5,425)

Other income
Interest income	1,263	-
Change in fair value of warrant liabilities	1,110,000	-

Income (loss) before income taxes	975,040	(5,425)

Income taxes	-	-

NET INCOME (LOSS)	975,040	(5,425)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,130,190	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.00	$-

Basic and diluted weighted average shares outstanding	2,129,810	1,000,000

Basic and diluted net income (loss) per share	$0.46	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Three months ended March 31, 2020
	Ordinary shares				Total
	No of Shares	Amount	Additional paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2020	1,150,000	$115	$24,885	$(26,672)	$(1,672)

Net loss for the period	-	-	-	(5,425)	(5,425)

Balance as of March 31, 2020	1,150,000	$115	$24,885	$(32,097)	$(7,097)

	Three months ended March 31, 2021
	Ordinary shares				Total
	No of Shares	Amount	Additional paid-in capital	Accumulated Deficit	shareholders’ equity
Balance as of January 1, 2021	2,129,810	$213	$7,350,047	(2,350,259)	$5,000,001

Change in fair value of ordinary shares subject to possible redemption	(95,927)	(10)	(975,030)	-	(975,040)
Net income for the period	-	-	-	975,040	975,040

Balance as of March 31, 2021	2,033,883	$203	$6,375,017	(1,375,219)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$975,040	$(5,425)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on marketable securities held in trust account	(1,263)	-
Change in fair value of warrant liabilities	(1,110,000)	-

Change in operating assets and liabilities:
Decrease in prepayments	22,564	-
Increase in accrued liabilities	26,318	289
Net Cash used in operating activities	(87,341)	(5,136)

Cash flows from investing activities
Security deposit	-	4,663
Net cash provided by investing activities	-	4,663

Cash flows from financing activities
Payment of offering costs	(30,000)	-
Repayment of promissory note- related party	(782)	-
Proceeds from promissory note – related party	-	29,980
Net cash (used in) provided by financing activities	(30,782)	29,980

NET CHANGE IN CASH	(118,123)	29,507

Cash, beginning of period	473,945	526

Cash, end of period	$355,822	$30,033

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Changes in value of ordinary shares subject to possible redemption	$975,040	$-
Deferred underwriting fee payable	$1,000,000	$-
Offering costs included in accrued offering costs	$-	$23,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISTION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

At March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below).

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $355,822 in its operating bank accounts and working capital deficit of $38,097.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annaul Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on July 26, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the ordinary shares were charged to shareholders’ equity upon the completion of the Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share subject to possible redemption, basic and diluted, is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per non-redeemable ordinary share, basic and diluted, is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 260,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,600,000. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will be worthless.

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

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, and $80,000 is included within accrued expenses in the accompanying balance sheets.

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of March 31, 2021 and December 31, 2020, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At March 31, 2021 and December 31, 2020, there was $393,808 and $394,590, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2021 and December 31, 2020, there were 2,033,883 and 2,129,810 ordinary shares issued and outstanding, excluding 3,226,117and 3,130,190 ordinary shares subject to possible redemption, respectively.

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

A summary of warrants activity for the period ended March 31, 2021 is as follows:

	Number of	Weighted
	shares	average life
Public warrants assumed from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants assumed from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of March 31, 2021	4,260,000	5 years

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 —	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3 —	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	March 31, 2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,616,475	$40,616,475	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$1,710,000	$1,710,000	$—	$—
Derivative warrant liabilities – Private warrants	110,000	—	—	110,000
Total fair value	$1,820,000	$1,710,000	$—	$110,000

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2020	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,615,212	$40,615,212	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$2,740,000	$2,740,000	$—	$—
Derivative warrant liabilities – Private warrants	190,000	—	—	190,000
Total fair value	$2,930,000	$2,740,000	$—	$190,000

*included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our unaudited condensed balance sheets. At March 31, 2021 and December 31, 2020, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021.

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	December 31,2020	March 31, 2021
Input
Share price	$10.08	$10.06
Risk-free interest rate	0.36%	0.92%
Volatility	20%	13%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,030,000)	(80,000)	(1,110,000)
Fair Value at March 31, 2021	$1,710,000	$110,000	$1,820,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $975,040, which consists of operating costs of $136,223, offset by interest income on marketable securities held in the Trust Account of $1,263 and change in fair value of warrant liabilities of $1,110,000.

For the three months ended March 31, 2020, we had a net loss of $5,425, which consisted of operating and formation costs.

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

 For the three months ended March 31, 2021, net cash used in operating activities was $87,341. Net income of $975,040 was offset by interest earned on investments of $1,263 and change in fair value of warrant liabilities of $1,110,000. Changes in operating assets and liabilities provided $48,882 of cash from operating activities.

 For the three months ended March 31, 2020, net cash used in operating activities was $5,136. Net loss of $5,425 was impacted by changes in operating assets and liabilities used $289 of cash from operating activities.

At March 31, 2021, we had investments held in the Trust Account of $40,616,475. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $355,822 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to a material weakness in internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including our CEO and CFO, to allow timely decisions regarding required disclosure.

It should be noted that we do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 and subsequently filed amended Annual Report on Form 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 and subsequently filed amended Annual Report on Form 10-K/A except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

GREENCITY ACQUISITION CORPORATION

Date: July 26, 2021		/s/ Ming Zhang
	Name:	Ming Zhang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2021		/s/ Jianmin Yu
	Name:	Jianmin Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)