Form 10-Q
period 2021-06-30
Greencity Acquisition Corp
filed 2021-08-16
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 5,260,000 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

GREENCITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(As restated)
ASSETS
Current assets:
Cash	$272,203	$473,945
Prepaid expenses and other current assets	44,261	125,420

Total Current Assets	316,464	599,365
Marketable securities held in Trust Account	40,617,488	40,615,212
TOTAL ASSETS	$40,933,952	$41,214,577

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$145,992	$76,649
Accrued offering costs	—	30,000
Promissory note payable to related party	393,808	394,590

Total Current Liabilities	539,800	501,239
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	1,540,000	2,930,000

TOTAL LIABILITIES	3,079,800	4,431,239

Commitments and contingencies
Ordinary shares, subject to possible redemption, 3,235,468 and 3,130,190 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	32,854,151	31,783,337

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,024,532 and 2,129,810 shares issued and outstanding (excluding 3,235,468 and 3,130,190 shares subject to redemption)	202	213
Additional paid-in capital	6,279,244	7,350,047
Accumulated deficit	(1,279,445)	(2,350,259)

Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$40,933,952	$41,214,577

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating costs	$(185,239)	$(1,203)	$(321,462)	$(6,628)
Loss from operations	(185,239)	(1,203)	(321,462)	(6,628)

Other income
Interest income	1,013	—	2,276	—
Change in fair value of warrant liabilities	280,000	—	1,390,000	—

Income (loss) before income taxes	95,774	(1,203)	1,070,814	(6,628)

Income taxes	—	—	—	—

NET INCOME (LOSS)	95,774	(1,203)	1,070,814	(6,628)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,226,117	—	3,178,418	—

Basic and diluted net income per ordinary shares subject to possible redemption	0.00	—	$0.00	$—

Basic and diluted weighted average shares outstanding	2,003,883	1,000,000	2,081,582	1,000,000

Basic and diluted net income(loss) per share	0.05	(0.0)	$0.51	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three months ended June 30, 2020
					Total
	Ordinary shares		Additional	Accumulated	shareholders'
	No of Shares	Amount	paid-in capital	deficit	deficit
Balance as of April 1, 2020	1,150,000	$115	$24,885	$(32,097)	$(7,097)

Net loss for the period	—	—	—	(1,203)	(1,203)

Balance as of June 30, 2020	1,150,000	$115	$24,885	$(33,300)	$(8,300)

	Three months ended June 30, 2021
					Total
	Ordinary shares		Additional	Accumulated	shareholders'
	No of Shares	Amount	paid-in capital	Deficit	equity
Balance as of April 1, 2021	2,033,883	$203	$6,375,017	$(1,375,219)	$5,000,001

Change in fair value of ordinary shares subject to possible redemption	(9,351)	(1)	(95,773)	—	(95,774)

Net income for the period	—	—	—	95,774	95,774

Balance as of June 30, 2021	2,024,532	$202	$6,279,244	$(1,279,445)	$5,000,001

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Six months ended June 30, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders'
	No of Shares	Amount	capital	deficit	deficit
Balance as of January 1, 2020 (as restated)	1,150,000	$115	$24,885	$(26,672)	$(1,672)

Net loss for the period	—	—	—	(6,628)	(6,628)

Balance as of June 30, 2020	1,150,000	$115	$24,885	$(33,300)	$(8,300)

	Six months ended June 30, 2021
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders'
	No of Shares	Amount	capital	Deficit	equity
Balance as of January 1, 2021 (as restated)	2,129,810	$213	$7,350,047	$(2,350,259)	$5,000,001

Change in fair value of ordinary shares subject to possible redemption	(105,278)	(11)	(1,070,803)	—	(1,070,814)

Net income for the period	—	—	—	1,070,814	1,070,814

Balance as of June 30, 2021	2,024,532	$202	$6,279,244	$(1,279,445)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,070,814	$(6,628)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on marketable securities held in trust account	(2,276)	—
Change in fair value of warrant liabilities	(1,390,000)	—

Change in operating assets and liabilities:
Prepaid expenses and other current assets	81,159	—
Accrued liabilities	69,343	1,156
Net Cash used in operating activities	(170,960)	(5,472)

Cash flows from investing activities
Security deposit	—	4,663
Net cash provided by investing activities	—	4,663

Cash flows from financing activities
Payment of offering costs	(30,000)	(41,421)
Repayment of promissory note- related party	(782)	—
Proceeds from promissory note – related party	—	79,980
Net cash (used in) provided by financing activities	(30,782)	38,559

NET CHANGE IN CASH	(201,742)	37,750

Cash, beginning of period	473,945	526

Cash, end of period	$272,203	$38,276

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Changes in value of ordinary shares subject to possible redemption	$1,070,814	$—
Deferred underwriting fee payable	$1,000,000	$—
Offering costs included in accrued offering costs	$—	$10,502

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

At June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on July 23, 2020. On July 28, 2020, the Company consummated the Initial Public Offering of 4,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 260,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Cynthia Management Corporation (the “Sponsor”), generating gross proceeds of $2,600,000, which is described in Note 5.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). As of the date of this report, the Company has extended one time the period of time to consummate a Business Combination  until August 28, 2021. In order to extend the time available for the Company to consummate our initial business combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension.

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $272,203 in its operating bank accounts and working capital deficit of $223,336.

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

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements since initial recognition on July 28, 2020. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

The impact of the restatement on the Company’s financial statements as of December 31, 2020 is presented below.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 31, 2021
Warrant Liabilities	$—	$2,930,000	$2,930,000
Common stock Subject to Possible Redemption	34,713,334	(2,929,997)	31,783,337
Common stock	184	29	213
Additional Paid-in Capital	5,264,917	2,805,130	7,350,047
Accumulated deficit	(265,097)	(2,805,162)	(2,350,259)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annaul Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on July 26, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and are considered to be outside of the Company’s control. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 28, 2020, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 9).

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

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, and $110,000 is included within accrued expenses in the accompanying balance sheets.

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of June 30, 2021 and December 31, 2020, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At June 30, 2021 and December 31, 2020, there was $393,808 and $394,590, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2021 and December 31, 2020, there were 2,024,532 and 2,129,810 ordinary shares issued and outstanding, excluding 3,235,468 and 3,130,190 ordinary shares subject to possible redemption, respectively.

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

Redemption of warrants when the price per share of ordinary shares equals or exceeds $16.50. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part,
●	at a price of $0.01 per warrant,
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equal or exceed $16.50 per share, (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

A summary of warrants activity for the period ended June 30, 2021 is as follows:

	Number of	Weighted
	shares	average life
Public warrants assumed from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants assumed from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of June 30, 2021	4,260,000	5 years

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In	Significant Other	Significant Other
	2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,617,488	$40,617,488	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$1,440,000	$1,440,000	$—	$—
Derivative warrant liabilities – Private warrants	100,000	—	—	100,000
Total fair value	$1,540,000	$1,440,000	$—	$100,000

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2020	Active Markets	Observable Inputs	Unobservable Inputs
Description	(As restated)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,615,212	$40,615,212	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$2,740,000	$2,740,000	$—	$—
Derivative warrant liabilities – Private warrants	190,000	—	—	190,000
Total fair value	$2,930,000	$2,740,000	$—	$190,000
*	included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our unaudited  condensed balance sheets. At June 30, 2021 and December 31, 2020, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2021.

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	December 31,	June 30,
	2020	2021
	(As restated)
Input
Share price	$10.08	$10.11
Risk-free interest rate	0.36%	0.87%
Volatility	20%	12%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the six months ended June 30, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021 (as restated)	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,300,000)	(90,000)	(1,390,000)
Fair Value at June 30, 2021	$1,440,000	$100,000	$1,540,000

The following table presents the changes in the fair value of warrant liabilities for the three months ended June 30, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at April 1, 2021	$1,710,000	$110,000	$1,820,000
Change in fair value of public and private warrants	(270,000)	(10,000)	(280,000)
Fair Value at June 30, 2021	$1,440,000	$100,000	$1,540,000

NOTE 11. SUBSEQUENT EVENTS

On July 26, 2021, the Company’s sponsor has deposited into the Company’s trust account an aggregate of $133,334, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to August 28, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2021, we had a net income of $1,070,814, which consists of operating costs of $321,462, offset by interest income on marketable securities held in the Trust Account of $2,276 and change in fair value of warrant liabilities of $1,390,000.

For the six months ended June 30, 2020, we had a net loss of $6,628, which consisted of operating and formation costs.

For the three months ended June 30, 2021, we had a net income of $95,774, which consists of operating costs of $185,239, offset by interest income on marketable securities held in the Trust Account of $1,013 and change in fair value of warrant liabilities of $280,000.

For the three months ended June 30, 2020, we had a net loss of $1,203, which consisted of operating and formation costs.

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

For the six months ended June 30, 2021, net cash used in operating activities was $170,960. Net income of $1,070,814 was offset by interest earned on investments of $2,276 and change in fair value of warrant liabilities of $1,390,000. Changes in operating assets and liabilities provided $150,502 of cash from operating activities.

For the six months ended June 30, 2020, net cash used in operating activities was $5,472. Net loss of $6,628 was impacted by changes in operating assets and liabilities used $1,156 of cash from operating activities.

At June 30, 2021, we had investments held in the Trust Account of $40,617,488. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $272,203 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and are considered to be outside of the Company’s control. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to a material weakness in internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on July 28, 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 30, 2021 and subsequently filed amended Annual Report on Form 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 30, 2021 and subsequently filed amended Annual Report on Form 10-K/A except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GREENCITY ACQUISITION CORPORATION

Date: August 16, 2021		/s/ Jinlong Liu
	Name:	Jinlong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Panyan Yu
	Name:	Panyan Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)