Form 10-Q
period 2021-09-30
Greencity Acquisition Corp
filed 2021-11-15
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 5,260,000 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$135,493	$473,945
Prepaid expenses and other current assets	19,850	125,420

Total Current Assets	155,343	599,365
Marketable securities held in Trust Account	41,018,518	40,615,212

TOTAL ASSETS	$41,173,861	$41,214,577

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$174,283	$76,649
Accrued offering costs	—	30,000
Promissory note payable to related party	793,810	394,590

Total Current Liabilities	968,093	501,239
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	1,020,000	2,930,000

TOTAL LIABILITIES	2,988,093	4,431,239

Commitments and contingencies
Ordinary shares, subject to possible redemption: 4,000,000 shares as of September 30, 2021 and December 31, 2020 (at redemption value of $10.00 per share)	40,000,000	40,000,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,260,000 shares issued and outstanding as at September 30, 2021 and December 31, 2020	126	126
Additional paid in capital	—	—
Accumulated deficit	(1,814,358)	(3,216,788)

Total Shareholders’ Deficit	(1,814,232)	(3,216,662)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$41,173,861	$41,214,577

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
		(Revised)		(Revised)
Operating costs	$(189,411)	$(113,040)	$(510,874)	$(119,668)
Loss from operations	(189,411)	(113,040)	(510,874)	(119,668)

Other income
Interest income	1,028	5,822	3,304	5,822
Change in fair value of warrant liabilities	520,000	(90,000)	1,910,000	(90,000)
Allocation of offering cost to warrant liability	—	(55,162)	—	(55,162)
Unrealized loss on marketable securities held in Trust Account	—	(1,982)	—	(1,982)

(Loss) income before income taxes	331,617	(254,362)	1,402,430	(260,990)

Income taxes	—	—	—	—

NET (LOSS) INCOME	$331,617	$(254,362)	$1,402,430	$(260,990)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,000,000	2,782,609	4,000,000	934,307
Basic and diluted net income per ordinary shares subject to possible redemption	$0.06	$0.29	$0.27	$1.73
Basic and diluted weighted average shares outstanding, ordinary shares attributable to Greencity Acquisition Corporation	1,260,000	1,298,261	1,260,000	1,199,781
Basic and diluted net income(loss) per share, ordinary shares attributable to Greencity Acquisition Corporation	$0.06	$(0.81)	$0.27	$(1.56)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended September 30, 2021
					Total
	Ordinary shares		Additional	Accumulated	shareholders’
	No. of shares	Amount	paid-in capital	deficit	deficit
Balance as of July 1, 2021 (Revised)	1,260,000	$126	$—	$(2,145,975)	$(2,145,849)

Net income for the period	—	—	—	331,617	331,617

Balance as of September 30, 2021	1,260,000	$126	$—	$(1,814,358)	$(1,814,232)

	Three months ended September 30, 2020
					Total
	Ordinary shares		Additional	Accumulated	shareholders’
	No. of shares	Amount	paid-in capital	deficit	deficit
Balance as of July 1, 2020	1,150,000	$115	$24,885	$(33,300)	$(8,300)

Sale of 4,000,000 Units, net of underwriting discounts and offering costs	4,000,000	400	37,352,935	—	37,353,335
Sale of 260,000 Private Units	260,000	26	2,599,974	—	2,600,000
Sale of unit purchase option	—	—	100	—	100
Forfeiture of Founder Shares	(150,000)	(15)	15	—	—
Offering costs allocated to warrants	—	—	55,162	—	55,162
Private warrant – liabilities	—	—	(900,000)	—	(900,000)
Reclassification of ordinary shares subject to redemption	(4,000,000)	(400)	(39,544,830)	—	(39,545,230)
Allocation of offering costs to ordinary shares subject to redemption	—	—	2,616,574	—	2,616,574
Accretion of carrying value to redemption value	—	—	(2,204,815)	(866,529)	(3,071,344)
Net loss for the period	—	—	—	(254,362)	(254,362)

Balance as of September 30, 2020 (Revised)	1,260,000	$126	$—	$(1,154,191)	$(1,154,065)

GREENCITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Nine months ended September 30, 2021
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2021 (as restated)	1,260,000	$126	$—	$(3,216,788)	$(3,216,662)

Net income for the period	—	—	—	1,402,430	1,402,430

Balance as of September 30, 2021	1,260,000	$126	$—	$(1,814,358)	$(1,814,232)

	Nine months ended September 30, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2020 (as restated)	1,150,000	$115	$24,885	$(26,672)	$(1,672)

Sale of 4,000,000 Units, net of underwriting discounts and offering costs	4,000,000	400	37,352,935	—	37,353,335
Sale of 260,000 Private Units	260,000	26	2,599,974	—	2,600,000
Sale of unit purchase option	—	—	100	—	100
Forfeiture of Founder Shares	(150,000)	(15)	15	—	—
Offering costs allocated to warrants	—	—	55,162	—	55,162
Private warrant – liabilities	—	—	(900,000)	—	(900,000)
Reclassification of ordinary shares subject to redemption	(4,000,000)	(400)	(39,544,830)	—	(39,545,230)
Allocation of offering costs to ordinary shares subject to redemption	—	—	2,616,574	—	2,616,574
Accretion of carrying value to redemption value	—	—	(2,204,815)	(866,529)	(3,071,344)
Net loss for the period	—	—	—	(260,990)	(260,990)

Balance as of September 30, 2020 (Revised)	1,260,000	$126	$—	$(1,154,191)	$(1,154,065)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2021	2020
		(Revised)
Cash flows from operating activities
Net income (loss)	$1,402,430	$(260,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned in marketable securities held in trust account	(3,304)	(5,822)
Unrealized loss on securities held in Trust Account	—	1,982
Change in fair value of warrant liabilities	(1,910,000)	90,000
Offering costs allocated to warrants	—	55,162

Change in operating assets and liabilities:
Prepaid expenses and other current assets	105,570	(32,851)
Accrued liabilities	97,634	60,115

Net cash used in operating activities	(307,670)	(92,404)

Cash flows from investing activities
Security deposit	—	4,663
Investment of cash into Trust Account	—	(40,600,000)

Net cash provided by investing activities	—	(40,595,337)

Cash flows from financing activities
Proceeds from sale of Units, net of underwriting discounts paid	—	39,000,000
Proceeds from sale of Private Placement Warrants	—	2,600,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	(30,000)	(426,742)
Repayment of promissory note- related party	(782)	—
Proceeds from promissory note – related party	—	198,095
Net cash (used in) provided by financing activities	(30,782)	41,371,453

NET CHANGE IN CASH	(338,452)	683,712

Cash, beginning of period	473,945	526

Cash, end of period	$135,493	$684,238

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of ordinary shares subject to redemption	$—	$39,545,230
Allocation of offering costs to ordinary share subject to redemption	$—	$2,616,574
Accretion of carrying value to redemption value	$—	$3,071,344
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$400,002	$—
Deferred underwriting fee payable	$—	$1,000,000
Offering costs included in accrued offering costs	$—	$30,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Greencity Acquisition Corporation (the “Company”) is a blank check company (commonly referred to as SPAC or special purpose acquisition company) incorporated in the Cayman Islands on May 14, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asia market.

At September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its Initial Public Offering (as defined below) and activities in connection with sourcing potential acquisitions.

The registration statement for the Company’s initial public offering (IPO or Initial Public Offering)) was declared effective on July 23, 2020. On July 28, 2020, the Company consummated the IPO of 4,000,000 units (the “Units” and, Each Unit consisted of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), and one warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one-half of one Ordinary Share for $11.50 per whole share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $40,000,000. See Note 4 below.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 260,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Cynthia Management Corporation (the “Sponsor”), generating gross proceeds of $2,600,000, which is further described in Note 5.

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

Subject to the requirements that funds held in trust pending liquidation or completion of a Business Combination the Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units following completion of a Business Combination, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Additionally, NASDAQ rules which are applicable to the company as its securities are listed on NASDAQ, provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). As of the date of this report, the Company has extended four times the period of time to consummate a Business Combination until November 28, 2021. In order to extend the time available for the Company to consummate our initial business combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. As of November 1, 2021, the Sponsor has deposited an additional $533,336 of funds to extend the time frame to November 28, 2021.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $135,493 in its operating bank accounts and working capital deficit of $812,750.

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

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s consolidated financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Revised
Balance sheet as of July 28, 2020 (Audited)
Ordinary Shares Subject to Possible Redemption	$34,044,653	$5,955,347	$40,000,000
Ordinary Shares	206	(80)	126
Additional paid-in capital	5,088,738	(5,088,738)	—
Accumulated deficit	(88,941)	(866,529)	(955,470)
Total Shareholders’ Equity (Deficit)	5,000,003	(5,955,347)	(955,344)

Balance sheet as of September 30, 2020 (Unaudited)
Ordinary Shares Subject to Possible Redemption	$33,845,927	$6,154,073	$40,000,000
Ordinary Shares	193	(67)	126
Additional paid-in capital	5,287,477	(5,287,477)	—
Accumulated deficit	(287,662)	(866,529)	(1,154,191)
Total Shareholders’ Equity (Deficit)	5,000,008	(6,154,073)	(1,154,065)

Balance sheet as of December 31, 2020 (Restated)
Ordinary Shares Subject to Possible Redemption	$31,783,337	$8,216,663	$40,000,000
Ordinary Shares	213	(87)	126
Additional paid-in capital	7,350,047	(7,350,047)	—
Accumulated deficit	(2,350,259)	(866,529)	(3,216,788)
Total Shareholders’ Equity (Deficit)	5,000,001	(8,216,663)	(3,216,662)

Balance sheet as of March 31, 2021 (Unaudited)
Ordinary Shares Subject to Possible Redemption	32,758,377	7,241,623	40,000,000
Ordinary shares	203	(77)	126
Additional paid-in capital	6,375,017	(6,375,017)	—
Accumulated deficit	(1,375,219)	(866,529)	(2,241,748)
Total Shareholders’ Equity (Deficit)	5,000,001	(7,241,623)	(2,241,622)

Balance sheet as of June 30, 2021 (Unaudited)
Ordinary Shares Subject to Possible Redemption	32,854,151	7,145,849	40,000,000
Ordinary shares	202	(76)	126
Additional paid-in capital	6,279,244	(6,279,244)	-
Accumulated deficit	(1,279,445)	(866,530)	(2,145,975)
Total Shareholders’ Equity (Deficit)	5,000,001	(7,145,850)	(2,145,849)

Statement of Operations for the three months ended September 30, 2020 (Unaudited)
Basic and diluted net income per share, ordinary shares subject to possible redemption	—	0.29	0.29
Basic and diluted net loss per share, ordinary shares attributable to Greencity Acquisition Corporation	(0.16)	(0.65)	(0.81)

Statement of Operations for the nine months ended September 30, 2020 (Unaudited)
Basic and diluted net income per share, ordinary shares subject to possible redemption	—	1.73	1.73
Basic and diluted net loss per share, ordinary shares attributable to Greencity Acquisition Corporation	(0.22)	(1.34)	(1.56)

Statement of Operations for the year ended December 31, 2020 (Audited)
Basic and diluted net loss per share, ordinary shares subject to possible redemption	—	(0.05)	(0.05)
Basic and diluted net loss per share, ordinary shares attributable to Greencity Acquisition Corporation	(1.68)	(0.17)	(1.85)

Statement of Operations for the three months ended March 31, 2021 (Unaudited)
Basic and diluted net income per share, ordinary shares subject to possible redemption	0.00	0.19	0.19
Basic and diluted net income per share, ordinary shares attributable to Greencity Acquisition Corporation	0.46	(0.27)	0.19

Statement of Operations for the three months ended June 30, 2021 (Unaudited)
Basic and diluted net income per share, ordinary shares subject to possible redemption	0.00	0.02	0.02
Basic and diluted net income per share, ordinary shares attributable to Greencity Acquisition Corporation	0.05	(0.03)	0.02

Statement of Operations for the six months ended June 30, 2021 (Unaudited)
Basic and diluted net income per share, ordinary shares subject to possible redemption	0.00	0.20	0.20
Basic and diluted net income per share, ordinary shares attributable to Greencity Acquisition Corporation	0.51	(0.31)	0.20

Statement of Cash Flows for the nine months ended September 30, 2020 (Unaudited)
Initial classification of ordinary shares subject to possible redemption	34,944,655	(34,944,655)	—
Change in value of ordinary shares subject to possible redemption	(198,728)	39,743,958	39,545,230
Allocation of offering costs to ordinary shares subject to possible redemption	—	2,616,574	2,616,574
Accretion of carrying value to redemption value	—	3,071,344	3,071,344

Statement of Cash Flows for the year ended December 31, 2020 (Restated)
Initial classification of ordinary shares subject to possible redemption	34,944,655	(34,944,655)	—
Change in value of ordinary shares subject to possible redemption	(2,261,318)	41,806,548	39,545,230
Allocation of offering costs to ordinary shares subject to possible redemption	—	2,616,574	2,616,574
Accretion of carrying value to redemption value	—	3,071,344	3,071,344

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on July 26, 2021. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the ordinary shares were charged to shareholders’ equity upon the completion of the Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and are considered to be outside of the Company’s control. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.  As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,600,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
Net income (loss)	$1,402,430	$(260,990)
Accretion of carrying value to redemption value	—	(3,071,344)
Net income (loss) including accretion of carrying value to redemption value	$1,402,430	$(3,332,334)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
Net income (loss)	$331,617	$(254,362)
Accretion of carrying value to redemption value	—	(3,071,344)
Net income (loss) including accretion of carrying value to redemption value	$331,617	$(3,325,706)

	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Redeemable		Redeemable
	Common	Non-Redeemable	Common	Non-Redeemable
	Stock	Common Stock	Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$1,066,486	$335,943	$(1,458,901)	$(1,873,433)
Accretion of carrying value to redemption value	—	—	3,071,344	—
Allocation of net income (loss)	$1,066,486	$335,943	$1,612,443	$(1,873,433)
Denominators:
Weighted-average shares outstanding	4,000,000	1,260,000	934,307	1,199,781
Basic and diluted net income (loss) per share	$0.27	$0.27	$1.73	$(1.56)

	For the		For the
	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Redeemable		Redeemable
	Common	Non-Redeemable	Common	Non-Redeemable
	Stock	Common Stock	Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$252,180	$79,437	$(2,267,688)	$(1,058,018)
Accretion of carrying value to redemption value	—	—	3,071,344	—
Allocation of net income (loss)	$252,180	$79,437	$803,656	$(1,058,018)
Denominators:
Weighted-average shares outstanding	4,000,000	1,260,000	2,782,609	1,298,261
Basic and diluted net income (loss) per share	$0.06	$0.06	$0.29	$(0.81)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 28, 2020, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, and $140,000 is included within accrued expenses in the accompanying balance sheets.

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of September 30, 2021 and December 31, 2020, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At September 30, 2021 and December 31, 2020, there was $793,810 and $394,590, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $133,334 ($0.033 per Public Share), up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of September 30, 2021, the Company has extended three times the period of time to consummate a Business Combination. The Company issued unsecured promissory note, in an amount of $400,002, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination. The Notes are non-interest bearing and is payable upon the closing of a business combination.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SHAREHOLDER’S DEFICIT

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021 and December 31, 2020, there were 1,260,000 ordinary shares issued and outstanding, excluding 4,000,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 9 – WARRANTS

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

A summary of warrants activity for the period ended September 30, 2021 is as follows:

	Number of	Weighted
	shares	Average life
Public warrants assumed from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants assumed from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of September 30, 2021	4,260,000	5 years

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In	Significant Other	Significant Other
	2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,018,518	$41,018,518	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$920,000	$920,000	$—	$—
Derivative warrant liabilities – Private warrants	100,000	—	—	100,000
Total fair value	$1,020,000	$920,000	$—	$100,000

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2020	Active Markets	Observable Inputs	Unobservable Inputs
Description	(As restated)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,615,212	$40,615,212	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$2,740,000	$2,740,000	$—	$—
Derivative warrant liabilities – Private warrants	190,000	—	—	190,000
Total fair value	$2,930,000	$2,740,000	$—	$190,000
*	included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our unaudited condensed balance sheets. At September 30, 2021 and December 31, 2020, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2021.

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	December 31,	September 30,
	2020	2021
	(As restated)
Input
Share price	$10.08	$10.11
Risk-free interest rate	0.36%	0.94%
Volatility	20%	12%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the nine months ended September 30, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021 (as restated)	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,820,000)	(90,000)	(1,910,000)
Fair Value at September 30, 2021	$920,000	$100,000	$1,020,000

The following table presents the changes in the fair value of warrant liabilities for the three months ended September 30, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at July 1, 2021	$1,440,000	$100,000	$1,540,000
Change in fair value of public and private warrants	(520,000)	—	(520,000)
Fair Value at September 30, 2021	$920,000	$100,000	$1,020,000

The following table presents the changes in the fair value of warrant liabilities for the nine months ended September 30, 2020

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2020	$—	$—	$—
Change in fair value of public and private warrants	930,000	60,000	990,000
Fair Value at September 30, 2020 (as restated)	$930,000	$60,000	$990,000

The following table presents the changes in the fair value of warrant liabilities for the three months ended September 30, 2020:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at July 1, 2020	$—	$—	$—
Change in fair value of public and private warrants	930,000	60,000	990,000
Fair Value at September 30, 2020 (as restated)	$930,000	$60,000	$990,000

NOTE 11 – SUBSEQUENT EVENTS

On October 27, 2021, the Company’s sponsor has deposited into the Company’s trust account an aggregate of $133,334, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to November 28, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the nine months ended September 30, 2021, we had a net income of $1,402,430, which consists of operating costs of $510,874, offset by interest income on marketable securities held in the Trust Account of $3,304 and change in fair value of warrant liabilities of $1,910,000.

For the nine months ended September 30, 2020, we had a net loss of $260,990, which consisted of operating costs of $119,668, change in fair value of warrant liabilities of $90,000, allocation of offering cost to warrant liability of $55,162 and unrealized loss on marketable securities held in Trust account of $1,982, offset by interest income on marketable securities held in the Trust Account of $5,822.

For the three months ended September 30, 2021, we had a net income of $331,617, which consists of operating costs of $189,411, offset by interest income on marketable securities held in the Trust Account of $1,028 and change in fair value of warrant liabilities of $520,000.

For the three months ended September 30, 2020, we had a net loss of $254,362, which consisted of operating costs of $113,040, change in fair value of warrant liabilities of $90,000, allocation of offering cost to warrant liability of $55,162 and unrealized loss on marketable securities held in Trust account of $1,982, offset by interest income on marketable securities held in the Trust Account of $5,822.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $307,670. Net income of $1,402,430 was offset by interest earned on investments of $3,304 and change in fair value of warrant liabilities of $1,910,000. Changes in operating assets and liabilities provided $203,204 of cash from operating activities.

For the nine months ended September 30, 2020, net cash used in operating activities was $92,404. Net loss of $260,990 was offset by interest earned on investments of $5,822, change in fair value of warrant liabilities of $90,000, unrealized loss on securities held in Trust Account of $1,982 and offering costs allocated to warrants of $55,162. Changes in operating assets and liabilities provided $27,264 of cash from operating activities.

At September 30, 2021, we had investments held in the Trust Account of $41,018,518. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $135,493 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company’s management has determined to classify the warrants issued in connection with its IPO as liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to a material weakness in internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on July 28, 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded as of May 20, 2021 that our warrants should be presented as liabilities with subsequent fair value remeasurement. On May 20, 2021, we filed a Report on Form 8-K stating that Company incorrectly classified the public warrants and private placement warrants issued in connection with the Company’s IPO as equity instruments in the previously issued financial statements as of and for the periods ended July 28, 2020, September 30, 2020 and December 31, 2020 included in the Company’s current report on Form 8-K, quarterly report on Form 10-Q, and annual report on Form 10-K filed with the SEC on August 3, 3030, September 9, 2020, November 13, 2020 and March 31, 2021, respectively (collectively, the “ Original Financial Statements”).  We filed amendments to the affected filings on July 26, 2021.

In addition, the Company had previously classified a portion of its public ordinary shares as permanent equity because its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 and subsequently filed amended Annual Report on Form 10-K/A on July 26, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 and subsequently filed amended Annual Report on Form 10-K/A field with SEC on July 26, 2021 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GREENCITY ACQUISITION CORPORATION

Date: November 15, 2021		/s/ Jinlong Liu
	Name:	Jinlong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Panyan Yu
	Name:	Panyan Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)