Form 10-K/A
period 2020-12-31
Greencity Acquisition Corp
filed 2022-03-31
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (+86) 21-20257919

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $.001 Per Share	GRCY	The Nasdaq Stock Market, LLC
Redeemable warrants, each warrant exercisable for one-half ordinary share	GRCYW	The Nasdaq Stock Market, LLC
Units, each consisting of one Ordinary Share and one Warrant	GRCYU	The Nasdaq Stock Market, LLC

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On February 28, 2022,   there were 5,260,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Greencity Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Greencity Acquisition Corporation, for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 26, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public share, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on July 28, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Article of Memorandum and Article of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

Therefore, on March 31, 2022 , the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Friedman LLP (the “Friedman”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 26, 2021 (the “2020 Form 10-K/A”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 26, 2021, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (the periods included in such Quarterly Reports, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company intends to restate its financial statements for the year ended December 31, 2020 in an Amendment No. 2 to the 2020 Form 10-K/A and Company intends to file financial statements in the Form 10-K for the year ended December 2021 (2021 Form 10-K) to make correction of the financial statement filed for the Affected Quarterly periods. We have not amended our previously filed Quarterly Reports on Form 10-Q for the Affected Quarterly Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in the 2021 Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Greencity Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Our ordinary shares subject to redemption are classified for as outside permanent equity and the changes in classification could have a material effect on our financial results.

In addition, in preparation of the Company’s financial statements as of and for the year ended December 31, 2020, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

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

Item 3. Legal Proceedings

As of December 31, 2020 and as of February 28, 2022, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The management of Greencity Acquisition Corporation (the “Company”) has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on July 28, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Article of Memorandum and Article of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

Therefore, on March 31, 2022 , the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Friedman LLP (the “Friedman”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 26, 2021 (the “2020 Form 10-K/A”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 26, 2021, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (the periods included in such Quarterly Reports, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company intends to restate its financial statements for the year ended December 31, 2020 in an Amendment No. 2 to the 2020 Form 10-K/A and Company intends to file financial statements in the Form 10-K for the year ended December 2021 (2021 Form 10-K) to make correction of the financial statement filed for the Affected Quarterly periods.

The restatement does not have an impact on our cash position and cash held in the Trust Account. Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and reclassification of the public shares partially from permanent equity into temporary equity as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our public shares. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Article of Memorandum and Article of Association (the “Charter”). Pursuant to re-evaluation by the management and audit committee, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. As a result, management identified a material weakness in our internal control over financial reporting related to the accounting for complex equity transactions.

To remediate these two material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Restatement of Previously Issued Financial Statements

In May 2021, we restated our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. In March 2022, we decided to treat all public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

As of the end of the year ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Item 9B. Other Information

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Jinlong Liu	30	Chairman
Ming Zhang	33	Chief Executive Officer
Jianmin Yu	46	Chief Financial Officer
Yong Li	37	Director
Lei Wang	42	Director
Chao Liu	37	Director

Jinlong Liu, our Chairman since December 2019, has been serving as chairman of Shanghai Midai Investment Group, an investment group in Shanghai, focusing on auto finance, real estate investment and investments relating to logistics, tourism and individual transportation, since August 2016. Mr. Liu has also served as chief executive officer of Shanghai Midai Automobile Corp., a subsidiary of Shanghai Midai Investment Group, dealing with auto sales, rental, finance and repairs, as well as gasoline trade, since June 2015. From 2009 to 2015, Mr. Liu served as the manager of Ye Chiu Resources Ltd., specializing in the manufacturing and exportation of aluminium materials in China. From 2010 to 2012, Mr. Liu was employed by Jianhua Group Ltd., a trade, finance, retail and construction company in China. From 2012 to 2015, Mr. Liu was employed by Pingan Group., a finance group in China. Mr. Liu received his Bachelor degree of Environmental Engineering from Jiangsu University. We believe Mr. Liu is qualified to serve on our board of directors because of his extensive management, investment and financial background.

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

ITEM 16. Form 10-K/A Summary

None.

GREENCITY ACQUISITION CORPORATION

FORM 10-K/A SIGNATURE PAGE

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2022.

GREENCITY ACQUISITION CORPORATION

By:	/s/ Jinlong Liu
Jinlong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jinlong Liu
Jinlong Liu	Chairman of the Board, Chief Executive Officer	March 31, 2022
And Principal executive Officer

/s/ Panyan Yu
Panyan Yu	Chief Financial Officer	March 31, 2022
And Principal Accounting Officer

/s/ Zhijie Wang
Zhijie Wang	Director	March 31, 2022

/s/ Anxin Wang
Anxin Wang	Director	March 31, 2022

/s/ Chao Liu
Chao Liu	Director	March 31, 2022

GREENCITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greencity Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in shareholder’s deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2022

GREENCITY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2020	2019
	(As restated)
ASSETS
Current Assets
Cash	$473,945	$526
Prepaid expenses and other current assets	125,420	—
Total Current Assets	599,365	526

Security deposit	—	4,663
Deferred offering costs	—	193,089
Marketable securities held in Trust Account	40,615,212	—
Total Assets	$41,214,577	$198,278

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$76,649	$289
Accrued offering costs	30,000	3,166
Promissory note – related party	394,590	196,495
Total Current Liabilities	501,239	199,950

Warrant liabilities	2,930,000	—
Deferred underwriting fee payable	1,000,000	—
Total Liabilities	4,431,239	199,950

Commitments And Contingencies (note 7)

Ordinary shares subject to possible redemption, 4,000,000 shares at $10.15 per share	40,600,000	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,260,000 and 1,150,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	126	115
Additional paid-in capital	—	24,885
Accumulated deficit	(3,816,788)	(26,672)
Total Shareholders’ Deficit	(3,816,662)	(1,672)
Total Liabilities and Shareholders’ Deficit	$41,214,577	$198,278

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(As restated)
Operating costs	$253,637	$22,672
Loss from operations	(253,637)	(22,672)

Other income (expense):
Interest earned on marketable securities held in Trust Account	14,324	—
Offering costs allocated to warrants	(55,162)	—
Change in fair value of warrant liabilities	(2,030,000)	—
Unrealized gain on marketable securities held in Trust Account	888	—
Other expense	(2,069,950)	—

Net loss	$(2,323,587)	$(22,672)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,704,918	—

Basic and diluted net income per ordinary shares subject to possible redemption	$0.10	$—

Basic and diluted weighted average ordinary shares outstanding, ordinary shares attributable to Greencity Acquisition Corporation	1,214,918	857,534

Basic and diluted net loss per ordinary share, ordinary shares attributable to Greencity Acquisition Corporation	$(2.05)	$(0.03)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	1	$—	$25,000	$(4,000)	$21,000

Issuance of ordinary shares to Sponsor	1,149,999	115	(115)	—	—

Net loss	—	—	—	(22,672)	(22,672)
Balance – December 31, 2019	1,150,000	115	24,885	(26,672)	(1,672)

Sale of 4,000,000 Units, net of underwriting discounts and offering costs (As restated)	4,000,000	400	37,352,935	—	37,353,335
Sale of 260,000 Private Units (As restated)	260,000	26	2,599,974	—	2,600,000
Sale of unit purchase option	—	—	100	—	100
Forfeiture of Founder Shares	(150,000)	(15)	15	—	—
Offering costs allocated to warrants (As restated)	—	—	55,162	—	55,162
Private warrants – liabilities (As restated)	—	—	(900,000)	—	(900,000)
Reclassification of ordinary shares subject to redemption (As restated)	(4,000,000)	(400)	(39,544,830)	—	(39,545,230)
Allocation of offering costs to ordinary shares subject to redemption (As restated)	—	—	2,616,574	—	2,616,574
Accretion of carrying value to redemption value (As restated)	—	—	(2,204,815)	(1,466,529)	(3,671,344)
Net loss (As restated)	—	—	—	(2,323,587)	(2,323,587)
Balance – December 31, 2020 (As restated)	1,260,000	$126	$—	$(3,816,788)	$(3,816,662)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(As restated)
Cash Flows from Operating Activities:
Net loss	$(2,323,587)	$(22,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,324)	—
Unrealized gain on marketable securities held in Trust Account	(888)	—
Offering costs allocated to warrants	55,162	—
Change in fair value of warrant liabilities	2,030,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125,420)	—
Accrued expenses	76,360	(3,711)
Net cash used in operating activities	(302,697)	(26,383)

Cash Flows from Investing Activities:
Security deposit	4,663	(4,663)
Investment of cash into Trust Account	(40,600,000)	—
Net cash used in financing activities	(40,595,337)	(4,663)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	39,000,000	—
Proceeds from sale of Placement Units	2,600,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note – related party	198,095	365,500
Repayment of promissory note – related party	—	(194,000)
Payment of offering costs	(426,742)	(189,923)
Net cash provided by (used in) financing activities	41,371,453	(18,423)

Net Change in Cash	473,419	(49,469)
Cash – Beginning	526	49,995
Cash – Ending	$473,945	$526

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$39,545,230	$—
Allocation of offering costs to ordinary shares subject to redemption	$2,616,574	$—
Accretion of carrying value to redemption value	$3,671,344	$—
Deferred underwriting fee payable	$1,000,000	$—
Offering costs included in accrued offering costs	$30,000	$3,166
Conversion of advance from related party to promissory note – related party	$—	$24,995
Forfeiture of Founder Shares	$(15)	$—

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the 260,000 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (the “Private Warrants”). The Company previously accounted for the Private Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain transfer provisions precludes the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

In addition, in preparation of the Company’s financial statements as of and for the year ended December 31, 2021, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated
Balance Sheet as of July 28, 2020 (Audited)
Warrant Liabilities	—	900,000	—	900,000
Ordinary shares subject to possible redemption	34,944,653	(900,000)	6,555,347	40,600,000
Ordinary shares	197	9	(80)	126
Additional paid-in capital	5,033,585	55,153	(5,088,738)	—
Accumulated deficit	(33,779)	(55,162)	(1,466,529)	(1,555,470)
Total Shareholders’ Equity (Deficit)	5,000,003	—	(6,555,347)	(1,555,344)

Number of shares subject to possible redemption	3,442,823	(88,670)	645,847	4,000,000

Balance Sheet as of September 30, 2020 (Unaudited)
Warrant Liabilities	—	990,000	—	990,000
Ordinary shares subject to possible redemption	34,835,933	(990,006)	6,754,073	40,600,000
Ordinary shares	183	10	(67)	126
Additional paid-in capital	5,142,319	145,158	(5,287,477)	—
Accumulated deficit	(142,500)	(145,162)	(1,466,529)	(1,754,191)
Total Shareholders’ Equity (Deficit)	5,000,002	6	(6,754,073)	(1,754,065)

Number of shares subject to possible redemption	3,431,787	(97,528)	665,741	4,000,000

Balance Sheet as of December 31, 2020 (Audited)
Warrant Liabilities	—	2,930,000	—	2,930,000
Ordinary shares subject to possible redemption	34,713,334	(2,929,997)	8,816,663	40,600,000
Ordinary shares	184	29	(87)	126
Additional paid-in capital	5,264,917	2,085,130	(7,350,047)	—
Accumulated deficit	(265,097)	(2,085,162)	(1,466,529)	(3,816,788)
Total Shareholders’ Equity (Deficit)	5,000,004	(3)	(8,816,663)	(3,816,662)

Number of shares subject to possible redemption	3,418,752	(288,562)	869,810	4,000,000

Statement of Operations for the three months ended September 30, 2020 (Unaudited)
Offering expenses related to warrant issuance	—	(55,162)	—	(55,162)
Change in fair value of warrant liabilities	—	(90,000)	—	(90,000)
Net loss	(109,200)	(145,162)	—	(254,362)
Weighted average shares outstanding, basic and diluted	1,577,353	62,648	(341,740)	1,298,261
Basic and diluted net loss per share, ordinary shares	(0.07)	(0.09)	(0.80)	(0.96)

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Statement of Operations for the nine months ended September 30, 2020 (Unaudited)
Offering expenses related to warrant issuance	—	(55,162)	—	(55,162)
Change in fair value of warrant liabilities	—	(90,000)	—	(90,000)
Net loss	(115,828)	(145,162)	—	(260,990)
Weighted average shares outstanding, basic and diluted	1,193,856	21,035	(15,110)	1,199,781
Basic and diluted net loss per share, ordinary shares	(0.10)	(0.12)	(1.62)	(1.84)

Statement of Operations for the year ended December 31, 2020 (Audited)
Offering expenses related to warrant issuance	—	(55,162)	—	(55,162)
Change in fair value of warrant liabilities	—	(2,030,000)	—	(2,030,000)
Net loss	(238,425)	(2,085,162)	—	(2,323,587)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	3,436,356	(93,861)	(1,637,577)	1,704,918
Basic and diluted weighted average ordinary shares outstanding	1,353,312	40,262	(178,656)	1,214,918
Basic and diluted net loss per share, ordinary shares	(0.19)	(1.49)	(0.37)	(2.05)

Statement of Cash Flows for the nine months ended September 30, 2020 (Unaudited)
Offering expenses related to warrant issuance	—	55,162	—	55,162
Change in fair value of warrant liabilities	—	90,000	—	90,000
Net loss	(115,828)	(145,162)	—	(260,990)
Initial classification of ordinary shares subject to possible redemption	34,944,655	—	(34,944,655)	—
Change in value of ordinary shares subject to possible redemption	(108,722)	(90,006)	39,743,958	39,545,230
Allocation of offering costs to ordinary shares subject to possible redemption	—	—	2,616,574	2,616,574
Accretion of carrying value to redemption value	—	—	3,671,344	3,671,344

Statement of Cash Flows for the year ended December 31, 2020 (Audited)
Offering expenses related to warrant issuance	—	55,162	—	55,162
Change in fair value of warrant liabilities	—	2,030,000	—	2,030,000
Net loss	(238,425)	(2,085,162)	—	(2,323,587)
Initial classification of ordinary shares subject to possible redemption	34,944,655	—	(34,944,655)	—
Change in value of ordinary shares subject to possible redemption	(231,319)	(2,029,999)	41,806,548	39,545,230
Allocation of offering costs to ordinary shares subject to possible redemption	—	—	2,616,574	2,616,574
Accretion of carrying value to redemption value	—	—	3,671,344	3,671,344

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Statement of Changes in Shareholder’s Equity for the three and nine months ended September 30, 2020 (Unaudited)
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Additional Paid-in Capital	37,352,935	70,000	(70,000)	37,352,935
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Total Shareholder’s (Deficit) Equity	37,353,335	70,000	(70,000)	37,353,335
Sale of 260,000 Private Units – Additional Paid-in Capital	2,599,974	(70,000)	70,000	2,599,974
Sale of 260,000 Private Units – Total Shareholder’s (Deficit) Equity	2,600,000	(70,000)	70,000	2,600,000
Ordinary shares subject to possible redemption – Additional Paid-in Capital	(34,835,590)	989,996	(5,699,236)	(39,544,830)
Ordinary shares subject to possible redemption – Total Shareholder’s (Deficit) Equity	(34,835,933)	990,006	(5,699,303)	(39,545,230)
Allocation of offering costs to ordinary shares subject to possible redemption – Additional Paid-in Capital	—	—	2,616,574	2,616,574
Allocation of offering costs to ordinary shares subject to possible redemption – Total Shareholder’s (Deficit) Equity	—	—	2,616,574	2,616,574
Accretion of carrying value to redemption value – Additional Paid-in Capital	—	—	(2,204,815)	(2,204,815)
Accretion of carrying value to redemption value – Accumulated deficit	—	—	(1,466,529)	(1,466,529)
Accretion of carrying value to redemption value – Total Shareholder’s (Deficit) Equity	—	—	(3,671,344)	(3,671,344)

Statement of Changes in Shareholder’s Equity for the year ended December 31, 2020 (Audited)
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Additional Paid-in Capital	37,352,935	(774,838)	774,838	37,352,935
Sales of 4,000,000 Units, net of underwriting discounts and offering costs – Total Shareholder’s (Deficit) Equity	37,353,335	(774,838)	774,838	37,353,335
Sale of 260,000 Private Units – Additional Paid-in Capital	2,599,974	(70,000)	70,000	2,599,974
Sale of 260,000 Private Units – Total Shareholder’s (Deficit) Equity	2,600,000	(70,000)	70,000	2,600,000
Ordinary shares subject to possible redemption – Additional Paid-in Capital	(34,712,992)	2,929,968	(7,761,806)	(39,544,830)
Ordinary shares subject to possible redemption – Total Shareholder’s (Deficit) Equity	(34,713,334)	2,929,997	(7,761,893)	(39,545,230)
Allocation of offering costs to ordinary shares subject to possible redemption – Additional Paid-in Capital	—	—	2,616,574	2,616,574
Allocation of offering costs to ordinary shares subject to possible redemption – Total Shareholder’s (Deficit) Equity	—	—	2,616,574	2,616,574
Accretion of carrying value to redemption value – Additional Paid-in Capital	—	—	(2,204,815)	(2,204,815)
Accretion of carrying value to redemption value – Accumulated deficit	—	—	(1,466,529)	(1,466,529)
Accretion of carrying value to redemption value – Total Shareholder’s (Deficit) Equity	—	—	(3,671,344)	(3,671,344)

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury Securities.

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

DECEMBER 31, 2020 AND 2019

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

Net Loss Per Ordinary Share (Restated)

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2020, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,300,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net loss per share presented in the statement of operations is based on the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(2,323,587)	$(22,672)
Accretion of carrying value to redemption value	(3,671,344)	-
Net loss including accretion of carrying value to redemption value	$(5,994,931)	$(22,672)

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,500,495)	$(2,494,438)	$-	$-
Accretion of carrying value to redemption value	3,671,344	-	-	-
Allocation of net income (loss)	$170,851	$(2,494,438)	$-	$-
Denominators:
Weighted-average shares outstanding	1,704,918	1,214,918	-	857,534
Basic and diluted net income (loss) per share	$0.10	$(2.05)	$-	$(0.03)

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NOTE 8. SHAREHOLDERS’ DEFICIT

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

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2020 and 2019, there were 1,260,000   and 1,150,000 ordinary shares issued and outstanding, excluding 4,000,000   and 0 ordinary shares subject to possible redemption, respectively.

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

DECEMBER 31, 2020 AND 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,615,212	$40,615,212	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$2,740,000	$2,740,000	$—	$—
Derivative warrant liabilities – Private warrants	190,000	—	—	190,000
Total fair value (As restated)	$2,930,000	$2,740,000	$—	$190,000

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

The Company established the initial fair value of the Public Warrants and Private Warrants on July 28, 2020, the date of the Company’s IPO, using a binomial model for Public Warrants and Black-Scholes model for Private Warrants. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfer out of Level 3 of $190,000 at December 31, 2020  .

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

NOTE 11. SUBSEQUENT EVENTS

On February 2, 2022 and March 24, 2022, the Company’s Sponsor deposited into the Company’s trust account an aggregate of $400,002, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to April 28, 2022.

On July 21, 2021, August 31, 2021, September 24, 2021, October 27, 2021 and December 31, 2021, the Company issued unsecured promissory note, in an amount of $800,004, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination.