Form 10-K
period 2021-12-31
Greencity Acquisition Corp
filed 2022-03-31
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-39404

GREENCITY ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Eshan Road, Floor 6, Pudong New District, Shanghai, China 200120
(Address of principal executive offices) (Zip Code) (+86) 21-20257919

Issuer’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.00001 Per Share	GRCY	The Nasdaq Stock Market, LLC
Redeemable Warrants Entitling the Holder to Purchase One-half (1/2) of One Ordinary Share	GRCYW	The Nasdaq Stock Market, LLC
Units, Each Consisting of One Ordinary Share and One Warrant	GRCYU	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2021, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant (4,000,000 ordinary shares) was $41,400,000 (based upon a per share closing price of $10.35).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: On March 17, 2022 there were 5,260,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act”. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

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

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on July 23, 2020. We completed our initial public offering on July 28, 2020. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants. As a result, a warrant holder must exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment as described in our prospectus dated as of July 23, 2020 as filed with the Securities and Exchange Commission on July 24, 2020. Each warrant will become exercisable on the later of the completion of an initial business combination and 12 months from July 23, 2020 and will expire five years after the completion of an initial business combination, or earlier upon redemption.

In connection with our initial public offering, we sold 4,000,000 units, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, Cynthia Management Corporation (the “Sponsor”), a British Virgin Islands company, the Company completed the private sale of an aggregate of 260,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,600,000. The Private Placement Units are identical to the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs. A total of $40,600,000, comprised of $38,000,000 of the proceeds from the IPO (which amount includes up to $1,000,000 of the underwriter’s deferred discount) and $2,600,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination.

At December 31, 2021, cash of $61,773 was held outside of the Trust Account (as defined below) and is available for working capital purposes

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange

Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

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

Initial Business Combination Timeframe and Nasdaq Rules

We will have until 12 months from July 28, 2020 (the closing of our IPO) to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five (5) days advance notice prior to the applicable deadline, must deposit into the trust account $133,334 ($0.033 per public share), up to an aggregate of $1,200,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each monthly extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

As stated elsewhere in this Report on Form 10-K, we completed our initial public offering on July 28, 2020. In our initial public offering, we sold units at an offering price of $10.00 and consisting of one ordinary share and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants. As a result, a warrant holder must exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment. Each warrant will become exercisable on the later of the completion of an initial business combination and 12 months from July 23, 2020 and will expire five years after the completion of an initial business combination, or earlier upon redemption. Effective August 28,2020, the component parts of the units began trading separately.

As of March 17, 2022, there were 5,260,000 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of March 17, 2022, there are warrants outstanding to acquire and aggregate of 2,130,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $0.15 per public share (subject to increase of up to an additional $0.30 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this prospectus). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

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

Our sponsor, officers and directors have agreed that we will have only 12 months from the closing of our initial public offering (July 28, 2020) (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month (or up to 21-month) time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 12-month (or up to 21- month) time period.

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

We are previously a “foreign private issuer” as defined in Rule 405, but are voluntarily choosing to register and report using domestic forms. We are required to determine our status as a foreign private issuer for the 2022 fiscal year as of the last day of our second quarter of 2021, or June 30, 2021. On such date, we are no longer qualify as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act), and we became subject to the U.S. domestic issuer rules as of the first day of our 2022 fiscal year, or January 1,

2022. As a result, as we determine on June 30, 2021 that we are no longer a “foreign private issuer,” after December 31, 2021. we are subject to the U.S. domestic issuer rules and we have the option of conducting redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

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

Item 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations.

Investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 24.0% of our issued and outstanding ordinary shares at the time of any such shareholder vote (assuming it does not purchase units in our initial public offering, and taking into account ownership of the private placement units). As a result, in addition to our initial shareholder’s founder shares, we would need only 1,370,001, or approximately 34.3%, of the 4,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Shareholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 12 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $133,334 up to an aggregate of $1,200,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated.

Consequently, such loans might not be made on the terms described in this prospectus. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares and warrants are listed on the NASDAQ. We cannot guarantee that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) or a minimum value of listed securities (generally $35,000,000), and a minimum number of holders of our securities (generally 300 public holders).

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to throughout this prospectus as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next one months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next one months, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next one months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares.

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

If we are unable to consummate our initial business combination within the next one months or up to 21 months from the closing of our initial public offering of the closing of our initial public offering, we may be forced to liquidate our trust account.

If we are unable to consummate our initial business combination within the next one months or 21 months from the closing of our initial public offering, and if we cannot further extend the life by another six (6) months at our proposed extraordinary shareholder meeting to be held on April 18, 2022,, we will distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 100,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our initial public offering, there is 92,250,000 authorized but unissued ordinary shares available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants.

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

In February 2019, our sponsor purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. Upon expiration of the period for the underwriter to exercise the overallotment option, our sponsor forfeited 150,000 founder shares. As a result, our sponsor owns 1,000,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 260,000 private placement units for a purchase price of $2,600,000 in the aggregate, or $10.00 per unit, that will also be worthless if we do not complete a business combination. Each private placement unit consists of one private placement share and one private placement warrant. Each private placement warrant may be exercised for one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which beneficially owns 24%, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our sponsor, Cynthia Management Corporation, a British Virgin Islands business company, has purchase an aggregate of 260,000 unit at a price of $10.00 per unit for an aggregate purchase price of $2,600,000 in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement unit consists of one ordinary share and one private placement warrant exercisable to purchase one-half of one ordinary share at a price of $11.50 per whole share. Prior to our initial public offering, our sponsor purchased an aggregate of 1,150,000 founder shares in a private placement and 150,000 founder shares have been forfeited as the underwriter did not exercise the overallotment option. As a result, our sponsor owns an aggregate of 1,000,000 founder shares. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 warrants to purchase 75,000 shares) at the option of the lender. Such units would be identical to the private placement units. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Item 3. Legal Proceedings

As of December 31, 2021, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Capital Market under the symbol “GRCYU” and started trading on The Nasdaq Capital Market on July 24, 2020. The ordinary shares and warrants and began separate trading on August 28, 2020, under the symbols “GRCY” and “GCRYW” respectively.

Holders of Record

At December 31, 2021 there were 5,260,000 of ordinary shares issued and outstanding by 2 holder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. Reserved

Not applicable.

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

Results of Operations

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date we have not entered into any binding agreement with any target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO. We have generated non-operating income in the form of interest income on marketable securities held in the trust account. We have increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net income of $1,345,808, which consisted of interest income on marketable securities held in the Trust Account of $4,341 and gain on fair value of warrant liabilities of $1,980,000 offset by operating costs of $638,533.

For the year ended December 31, 2020, we had net loss of $2,323,587, which consisted of interest income on marketable securities held in the Trust Account of $14,324, loss on fair value of warrant liabilities of $2,030,000 and an unrealized gain on marketable securities held in the Trust Account of $888, offset by operating costs of $253,637.

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

For the year ended December 31, 2021, net cash used in operating activities was $381,390. Net income of $1,345,808 was impacted by interest earned on investments of $4,341 and a change in fair value of warrant liabilities of $1,980,000. Changes in operating assets and liabilities used $257,143 of cash from operating activities.

For the year ended December 31, 2020, net cash used in operating activities was $302,697. Net loss of $2,323,587 was impacted by interest earned on investments of $14,324, an unrealized gain on marketable securities of $888, change in fair value of warrant liabilities of $2,030,000 and offering costs allocated to warrants of $55,162. Changes in operating assets and liabilities used $49,060 of cash from operating activities.

At December 31, 2021 we had investments held in the Trust Account of $41,419,557. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $61,773 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and reclassification of the public shares partially from permanent equity into temporary equity as of December 31, 2021, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our public shares. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Memorandum and Article of Association (the “Charter”). Pursuant to re-evaluation by the management and audit committee, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

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

Restatement of Previously Issued Financial Statements

In May 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. In March 2022, we decided to treat all public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. As a result, we filed second restatement in the Form-10K/A for the year ended December 31, 2020. In addition, our quarterly report on Form 10-Qs for the periods ended March 31, 2021, June 30, 2021 and September 31, 2021 should no longer be relied on. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10K for year ended December 31, 2021. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

Other than the remedial activities disclosed above in connection with to the restatement of our financial statements, t, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Jinlong Liu	31	Chairman and Chief Executive Officer
Panyan Yu	31	Chief Financial Officer
Zhijie Wang	36	Director
Anxin Wang	36	Director
Chao Liu	38	Director

Jinlong Liu, our Chairman since December 2019 and our Chief Executive Officer since July 2021, has been serving as chairman of Shanghai Midai Investment Group, an investment group in Shanghai, focusing on auto finance, real estate investment and investments relating to logistics, tourism and individual transportation, since August 2016. Mr. Liu has also served as chief executive officer of Shanghai Midai Automobile Corp., a subsidiary of Shanghai Midai Investment Group, dealing with auto sales, rental, finance and repairs, as well as gasoline trade, since June 2015. From 2009 to 2015, Mr. Liu served as the manager of Ye Chiu Resources Ltd., specializing in the manufacturing and exportation of aluminum materials in China. From 2010 to 2012, Mr. Liu was employed by Jianhua Group Ltd., a trade, finance, retail and construction company in China. From 2012 to 2015, Mr. Liu was employed by Pingan Group., a finance group in China. Mr. Liu received his Bachelor degree of Environmental Engineering from Jiangsu University. We believe Mr. Liu is qualified to serve on our board of directors because of his extensive management, investment and financial background.

Ms. Panyan Yu, age 31, has served as our Chief Financial Officer since August 2021. Ms. Yu been a certified public accountant since May 2020 in Shanghai Pujiang Certified Public Accountants, which focuses on corporate and government audit. From March 2019 to April 2020, Ms. Yu served as a Senior Investment Manager at Tojoy Holding, which focuses on investment and post-investment management. From July 2017 to March 2018, Ms. Yu joined Datong Securities, which focuses on IPO, re-finance and bond issuance. Ms. Yu received her bachelor degree from The University of Nottingham, Ningbo China, and was licensed as a CPA since 2016. Ms. Yu’s professional career over pass eight years has been in accounting and investment management roles at both Chinese and foreign companies. We believe Ms. Yu is well qualified to serve as our Chief Financial Officer because of her extensive experience and strong expertise in finance and investment.

Dr. Anxin Wang, age 47, has served as our independent director since August 2021. Mr. Wang has served as General Manager of Strategic Development Division of Zhenyan Asset Management Company, in China since July 2020. From March 2018 to July 2020, Dr. Wang served as the Chairman of the Investment and Financing Committee of Deepblue Technology Company in China. From February 2017 to February 2018, Dr. Wang served as Director of Industry Research in Pengxin Global Resource Company, a listed company in China (stock code:600470). From April 2016 to February 2017, Dr. Wang served as senior director of Strategic Development Center of Xiexin Holding Group in China. From June 2014 to April 2016, Dr. Wang served as General Manager of Research and Development Center of Zhongtai Trust Company Ltd. Dr. Wang received his Bachelor of Economics degree from Shanghai University in 1998, Master of Financial degree from East China Normal University in 2001, and Doctor of Financial degree from Fudan University in 2006. We believe Dr. Wang is well qualified to serve on our Board of Directors and Chairman of Audit Committee because of his extensive business and management experience in China.

Mr. Zhijie Wang, age 36, has served as our independent director since July 2021. Mr. Wang has served as secretary of the board of Jiangsu China Federation Transportation Industry Group Co., Ltd. since July 2020. From April 2019 to June 2020, Mr. Wang has served as the secretary of board of directors of CAR-T (Shanghai) Biotechnology Co., Ltd. Previously, Mr. Wang was secretary of the board of directors and director of Huatai Jewelry Development (Shanghai) Co., Ltd. from October 2015 to March 2019. Prior to that, Mr. Wang was a manager of Shanghai SASAC from July 2008 to September 2015. Mr. Wang received his MBA degree from Shanghai Fudan University in 2018 and his Bachelor of Business Management degree from Shanghai Maritime University in 2008. We believe Mr. Wang is well qualified to serve on our Board of Directors because of his extensive experience and strong expertise in finance, investment and capital markets.

Chao Liu has served as a member of our board of directors since July 2020. Mr. Liu has served as the director of Shanghai Midai Investment Group since December 2018. From August 2016 to December 2018, Mr. Liu served as General Manager of Zhong

Fei Finance & Leasing Corp. From August 2015 to August 2016, he served as South China General Manager at Zhong Rong International Trust Corp. From August 2006 to July 2015, he served as General Manager of Chengdu Chaotuo Culture Media Corp. Mr. Liu received a B.A. in Business Administration Science from South West University of Finance and Economics in China. We believe Mr. Liu is well qualified to serve on our board of directors because of his extensive business and management experience in China.

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

The members of our audit committee are Messrs. Zhijie Wang, Anxin Wang and Chao Liu. Mr. Anxin Wang serves as chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Anxin Wang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The members of our Audit Committee are Messrs. Zhijie Wang, Anxin Wang and Chao Liu. Mr. Anxin Wang serves as chairman of the Audit Committee.

The members of our Compensation Committee are Messrs. Zhijie Wang, Anxin Wang and Chao Liu. Mr. Zhijie Wang serves as chairman of the Compensation Committee.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2021.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of December 31, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered in our initial public offering or purchased by our sponsor I connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2021 or the date of this Form 10-K.

		Approximate
		Percentage
	Amount and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
Cynthia Management Corporation (2)	1,260,000	24%
Jinlong Liu(3)	1,260,000	24%
Anxin Wang	—	—
Zhijie Wang	—	—
Panyan Yu	—	—
Chao Liu	—	—
All directors and officers as a group	1,260,000	24%
Bank of Montreal(4)	370,000	7%
Mizuho Financial Group, Inc. (5)	298,905	5.68%
Feis Equities LLC (6)	543,428	10.33%
Glazer Capital, LLC(7)	281,200	5.3%
Hudson Bay Capital Management LP(8)	325,000	6.18%

(1)	Unless otherwise indicated, the business address of each of the individuals is 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120.
(2)	Represents 1,000,000 founder ordinary shares and 260,000 private placement ordinary shares held by Cynthia Management Corporation, our sponsor.
(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.
(4)	Based on a Schedule 13G/A filed with the SEC on February 15, 2022.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2022.
(6)	Based on a Schedule 13G/A filed with the SEC on August 25, 2021.
(7)	Based on a Schedule 13G/A filed with the SEC on February 16, 2021.
(8)	Based on a Schedule 13G filed with the SEC on February 9, 2021.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2021, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

In February 2019, our sponsor purchased 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. 150,000 founder shares have been forfeited after the expiration of the periods for the underwriter to exercise the overallotment option.

Our sponsor purchased an aggregate of 260,000 private placement units at a price of $10.00 per unit in a private placement that was completed simultaneously with the closing of our initial public offering. Each unit consists of one private placement share and one private placement warrant. Each private placement warrant entitles the holder upon exercise to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. Our sponsor owns in total 1,260,000 ordinary shares, approximately 24% of our issued and outstanding ordinary shares, as of December 31, 2021.

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

Our sponsor has agreed to loan us up to $500,000 to be used for a portion of the expenses of our initial public offering. As of the date of closing our initial public offering, we had borrowed $349,590 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our public offering July 28, 2020); however, the terms of payment were amended to provide upon payment upon combination of our business combination.

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

The holders of the founder shares, private placement units, units issuable to the underwriters if the underwriters’ over-allotment option is exercised, the shares underlying the warrants underlying the unit purchase option issued to the underwriters of our initial public offering, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have two “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Anxin Wang, Zhijie Wang and Chao Liu are independent directors under applicable SEC and NASDAQ rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Friedman LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman LLP in connection with regulatory filings. The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and December 31, 2020 totaled $58,000 and $45,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman LLP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and 2020.

Tax Fees. We did not pay Friedman LLP for tax planning and tax advice for the year ended December 31, 2021 and December 31, 2020.

All Other Fees. We did not pay Friedman LLP for other services for the year ended December 31, 2021 and December 31, 2020.

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

(3)Exhibits

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

Exhibit No.	Description
1.1	Underwriting Agreement, date July 23, 2020, by and among the Company, Ladenburg Thalmann & Co. Inc.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Warrant Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*
4.2	Description of Registrant’s Securities ****
10.1	Letter Agreement, dated July 23, 2020, by and among the Company, its officers, directors and Cynthia Management Corporation.*
10.2	Administrative Services Agreement, dated July 23, 2020, by and among the Company and Cynthia Management Corporation.*
10.3	Investment Management Trust Agreement, July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*
10.4	Registration Rights Agreement, dated July 23, 2020, by and among the Company, Cynthia Management Corporation and the holders party thereto.*
10.5	Private Placement Units Purchase Agreement, dated July 23, 2020, by and between the Company and Cynthia Management Corporation.*
10.6	Amended and Restated Promissory Note, dated July 28, 2020. ***
10.7	Securities Subscription Agreement, dated February 21, 2019, between the Registrant and Cynthia Management Corporation.**
21	List of subsidiaries.****
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
*	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on July 28, 2020.
**	Filed as an exhibit to the Registrant’s Form S-1 as filed on July 10, 2020 as declared effective on July 23, 2020.
***	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on August 3, 2020.
****	Field as an Exhibit to this Form 10-K.

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

Signature	Capacity	Date
/s/ Jinlong Liu	Chairman of the Board, Chief Executive Officer	March 31, 2022
Jinlong Liu	And Principal Executive Officer

/s/ Panyan Yu	Chief Financial Officer	March 31, 2022
Panyan Yu	And Principal Accounting Officer

/s/ Anxin Wang	Director
Anxin Wang		March 31, 2022

/s/ Zhijie Wang	Director
Zhijie Wang		March 31, 2022

/s/ Chao Liu	Director
Chao Liu		March 31, 2022

GREENCITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greencity Acquisition Corporation (the “Company”) as of December 31, 2021 and the related statements of operations, changes in shareholder’s deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020,and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2020, have been restated.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 31, 2022

F-2

GREENCITY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2021	2020
		(As restated)
ASSETS
Current assets:
Cash	$61,773	$473,945
Prepaid expenses and other current assets	5,100	125,420

Total Current Assets	66,873	599,365
Marketable securities held in Trust Account	41,419,557	40,615,212

TOTAL ASSETS	$41,486,430	$41,214,577

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$213,472	$76,649
Accrued offering costs	—	30,000
Promissory note payable to related party	1,193,812	394,590

Total Current Liabilities	1,407,284	501,239
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	950,000	2,930,000

TOTAL LIABILITIES	3,357,284	4,431,239

Commitments and contingencies
Ordinary shares, subject to possible redemption: 4,000,000 shares as of December 31, 2021 and 2020 (at redemption value of $10.35 and $10.15 per share)	41,400,004	40,600,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,260,000 shares issued and outstanding as at December 31, 2021 and 2020	126	126
Accumulated deficit	(3,270,984)	(3,816,788)

Total Shareholders’ Deficit	(3,270,858)	(3,816,662)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$41,486,430	$41,214,577

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
		(As restated)
Operating costs	$(638,533)	$(253,637)
Loss from operations	(638,533)	(253,637)

Other income (expense):
Interest income	4,341	14,324
Allocation of offering cost to warrants	—	(55,162)
Change in fair value of warrant liabilities	1,980,000	(2,030,000)
Unrealized gain on marketable securities held in Trust Account	—	888

Income (loss) before income taxes	1,345,808	(2,323,587)

Income taxes	—	—

Net income (loss)	$1,345,808	$(2,323,587)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,000,000	1,704,918

Basic and diluted net income (loss) per ordinary share, subject to possible redemption	$0.26	$0.10

Basic and diluted weighted average ordinary shares outstanding, ordinary shares attributable to Greencity Acquisition Corporation	1,260,000	1,214,918

Basic and diluted net income (loss) per ordinary share, ordinary shares attributable to Greencity Acquisition Corporation	$0.26	$(2.05)

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended December 31, 2021
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2021 (as restated)	1,260,000	$126	$—	$(3,816,788)	$(3,816,662)

Accretion of carrying value to redemption value	—	—	—	(800,004)	(800,004)
Net income for the period	—	—	—	1,345,808	1,345,808

Balance as of December 31, 2021	1,260,000	$126	$—	$(3,270,984)	$(3,270,858)

	Year ended December 31, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2020	1,150,000	$115	$24,885	$(26,672)	$(1,672)

Sale of 4,000,000 Units, net of underwriting discounts and offering costs	4,000,000	400	37,352,935	—	37,353,335
Sale of 260,000 Private Units	260,000	26	2,599,974	—	2,600,000
Sale of unit purchase option	—	—	100	—	100
Forfeiture of Founder Shares	(150,000)	(15)	15	—	—
Offering costs allocated to warrants	—	—	55,162	—	55,162
Private warrant – liabilities	—	—	(900,000)	—	(900,000)
Reclassification of ordinary shares subject to possible redemption	(4,000,000)	(400)	(39,544,830)	—	(39,545,230)
Allocation of offering costs to ordinary shares subject to possible redemption	—	—	2,616,574	—	2,616,574
Accretion of carrying value to redemption value	—	—	(2,204,815)	(1,466,529)	(3,671,344)
Net loss for the year	—	—	—	(2,323,587)	(2,323,587)

Balance as of December 31, 2020 (as restated)	1,260,000	$126	$—	$(3,816,788)	$(3,816,662)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
		(As restated)
Cash flows from operating activities
Net income (loss)	$1,345,808	$(2,323,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned in marketable securities held in trust account	(4,341)	(14,324)
Unrealized gain on securities held in Trust Account	—	(888)
Change in fair value of warrant liabilities	(1,980,000)	2,030,000
Offering costs allocated to warrants	—	55,162

Change in operating assets and liabilities:
Prepaid expenses and other current assets	120,320	(125,420)
Accrued liabilities	136,823	76,360

Net cash used in operating activities	(381,390)	(302,697)

Cash flows from investing activities
Security deposit	—	4,663
Investment of cash into Trust Account	—	(40,600,000)

Net cash used in investing activities	—	(40,595,337)

Cash flows from financing activities
Proceeds from sale of Units, net of underwriting discounts paid	—	39,000,000
Proceeds from sale of Private Placement Warrants	—	2,600,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	(30,000)	(426,742)
Repayment of promissory note – related party	(782)	—
Proceeds from promissory note – related party	—	198,095

Net cash (used in) provided by financing activities	(30,782)	41,371,453

NET CHANGE IN CASH	(412,172)	473,419
Cash, beginning of year	473,945	526
Cash, end of year	$61,773	$473,945

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of ordinary shares subject to possible redemption	$—	$39,545,230
Allocation of offering costs to ordinary share subject to possible redemption	$—	$2,616,574
Accretion of carrying value to redemption value	$—	$3,671,344
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$800,004	$—
Deferred underwriting fee payable	$—	$1,000,000
Offering costs included in accrued offering costs	$—	$30,000
Forfeiture of Founder Shares	$—	$(15)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

The Company’s entire activity from inception up to July 23, 2020 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”as described in Note 4) was declared effective by the SEC on July 23, 2020. The Company consummated the Public Offering on July 28, 2020, the Company consummated the Initial Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units”) and sold to the Sponsor to purchase 260,000 units at $10 per unit, generating gross proceeds of $42,600,000.

The Company incurred $2,646,665 in initial public offering related costs, including $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering on July 28, 2020, an amount of $40,600,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, upon the Company’s failure to consummate a Business Combination within [21 months] from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). As of the date of this report, the Company has extended eight times the period of time to consummate a Business Combination until April 28, 2022. In order to extend the time available for the Company to consummate our initial business combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. On March 24, 2022, the Sponsor deposited an additional fund of $1,200,006 to extend the time frame to April 28, 2022.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $61,773 in its operating bank accounts and working capital deficit of $1,340,411.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The initial carrying amount of redeemable preferred stock should be its fair value at date of issue. Where fair value at date of issue is less than the mandatory redemption amount, the carrying amount shall be increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. The carrying amount shall be further periodically increased by amounts representing dividends not currently declared or paid, but which will be payable under the mandatory redemption features, or for which ultimate payment is not solely within the control of the registrant (e. g., dividends that will be payable out of future earnings). Each type of increase in carrying amount shall be effected by charges against retained earnings or, in the absence of retained earnings, by charges against paid-in capital. The increase in redemption value was mainly due to the extension payments made by the Sponsor which should accrete to the redemption value.

Redeemable Shares, at each reporting period, should be measured at redemption value. The Company previously measured at initial carrying amount. As a result, the Company recalculated its previously filed financial statements to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. Under this accounting treatment, the Company is required to calculate the change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

The Company’s accounting for temporary equity measured at redemption value did not have any effect on the Company’s previously reported operating expenses or cash.

The impact of the errors on the Company’s financial statements for each respective period is presented below. The impacts are considered immaterial to the financial statements.

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As
	Previously	As
	Reported	Adjustments #2	Restated

Balance sheet as of March 31, 2021
Ordinary shares subject to possible redemption	40,000,000	600,000	40,600,000
Accumulated deficit	(2,241,748)	(600,000)	(2,841,748)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	40,000,000	600,000	40,600,000
Accumulated deficit	(2,145,975)	(600,000)	(2,745,975)

Balance sheet as of September 30, 2021
Ordinary shares subject to possible redemption	40,000,000	1,000,002	41,000,002
Accumulated deficit	(1,814,358)	(1,000,002)	(2,814,360)

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury Securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and are considered to be outside of the Company’s control. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,300,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Net income (loss)	$1,345,808	$(2,323,587)
Accretion of carrying value to redemption value	(800,004)	(3,671,344)
Net income (loss) including accretion of carrying value to redemption value	$545,804	$(5,994,931)

	For the		For the
	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Redeemable		Redeemable
	ordinary	Non-Redeemable	ordinary	Non-Redeemable
	share	Ordinary share	share	Ordinary share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$415,060	$130,744	$(3,500,493)	$(2,494,438)
Accretion of carrying value to redemption value	800,004	—	3,671,344	—
Allocation of net income (loss)	$1,215,064	$130,744	$170,851	$(2,494,438)
Denominators:
Weighted-average shares outstanding	4,000,000	1,260,000	1,704,918	1,214,918
Basic and diluted net income (loss) per share	$0.30	$0.10	$0.10	$(2.05)

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

NOTE 4 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 28, 2020, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5 - PRIVATE PLACEMENT

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services, and $170,000 is included within accrued expenses in the accompanying balance sheets.

Advance from Related Party

As of December 31, 2018, the Sponsor advanced the Company an aggregate of $24,995. The advance was non-interest bearing and due on demand. In February 2019, the advance was converted into a promissory note. As of December 31, 2021 and 2020, there were no advances outstanding.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At December 31, 2021 and 2020, there was $1,193,812 and $394,590, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $133,334 ($0.033 per Public Share), up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of December 31, 2021, the Company has extended six times the period of time to consummate a Business Combination. The Company issued unsecured promissory note, in an amount of $800,004, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination. The Notes are non-interest bearing and is payable upon the closing of a business combination.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2021 and 2020, there were 1,260,000 ordinary shares issued and outstanding, excluding 4,000,000 ordinary shares subject to possible redemption, respectively.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 - WARRANTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

A summary of warrants activity for the year ended December 31, 2021 is as follows:

	Number of	Weighted
	shares	Average life
Public warrants assumed from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants assumed from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of December 31, 2021	4,260,000	5 years

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Level 3	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			Significant Other	Significant Other
		Quoted Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,419,557	$41,419,557	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$840,000	$840,000	$—	$—
Derivative warrant liabilities – Private warrants	110,000	—	—	110,000
Total fair value	$950,000	$840,000	$—	$110,000

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2020	Active Markets	Observable Inputs	Unobservable Inputs
Description	(As restated)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,615,212	$40,615,212	$—	$—
Liabilities:
Derivative warrant liabilities – Public warrants	$2,740,000	$2,740,000	$—	$—
Derivative warrant liabilities – Private warrants	190,000	—	—	190,000
Total fair value	$2,930,000	$2,740,000	$—	$190,000

*included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. At December 31, 2021 and 2020, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	December 31,	December 31,
	2021	2020
		(As restated)
Input
Share price	$10.35	$10.08
Risk-free interest rate	1.20%	0.36%
Volatility	12%	20%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the year ended December 31, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021 (as restated)	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,900,000)	(80,000)	(1,980,000)
Fair Value at December 31, 2021	$840,000	$110,000	$950,000

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of warrant liabilities for the year ended December 31, 2020:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at July 28, 2020	$830,000	$70,000	$900,000
Change in fair value of public and private warrants	1,910,000	120,000	2,030,000
Fair Value at December 31, 2020 (as restated)	$2,740,000	$190,000	$2,930,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

On February 2, 2022 and March 24, 2022, the Company’s Sponsor deposited into the Company’s trust account an aggregate of $400,002, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to April 28, 2022.