Form 10-Q
period 2022-03-31
Greencity Acquisition Corp
filed 2022-05-16
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(+86) 21-2025 7919
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Redeemable Warrant	GRCYU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	GRCY	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one-half of one Ordinary Share for $11.50 per share	GRCYW	The Nasdaq Stock Market LLC

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

As of May 4, 2022, there were 5,181,950 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$6,830	$61,773
Prepaid expenses and other current assets	5,100	5,100

Total Current Assets	11,930	66,873
Marketable securities held in Trust Account	41,823,269	41,419,557

TOTAL ASSETS	$41,835,199	$41,486,430

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$240,514	$213,472
Promissory note payable to related party	1,727,814	1,193,812

Total Current Liabilities	1,968,328	1,407,284
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	472,000	950,000

TOTAL LIABILITIES	3,440,328	3,357,284

Commitments and contingencies
Ordinary shares, subject to possible redemption: 4,000,000 shares as of March 31, 2022 and December 31, 2021 (at redemption value of $10.45 and $10.35 per share)	41,800,006	41,400,004

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,260,000 shares issued and outstanding as at March 31, 2022 and December 31, 2021	126	126
Accumulated deficit	(3,405,261)	(3,270,984)

Total Shareholders’ Deficit	(3,405,135)	(3,270,858)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$41,835,199	$41,486,430

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2022	2021
		(As revised)
Operating costs	$(215,985)	$(136,223)
Loss from operations	(215,985)	(136,223)

Other income :
Interest income	3,710	1,263
Change in fair value of warrant liabilities	478,000	1,110,000

Income before income taxes	265,725	975,040

Income taxes	—	—

Net income	$265,725	$975,040

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,000,000	4,000,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.07	$0.19
Basic and diluted weighted average ordinary shares outstanding, ordinary shares attributable to Greencity Acquisition Corporation	1,260,000	1,260,000
Basic and diluted net (loss) income per ordinary share, ordinary shares attributable to Greencity Acquisition Corporation	$(0.03)	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2022
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2022	1,260,000	$126	$(3,270,984)	$(3,270,858)

Accretion of carrying value to redemption value	—	—	(400,002)	(400,002)

Net income for the period	—	—	265,725	265,725

Balance as of March 31, 2022	1,260,000	$126	$(3,405,261)	$(3,405,135)

	Three months ended March 31, 2021
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2021 (as restated)	1,260,000	$126	$(3,816,788)	$(3,816,662)

Net income for the period	—	—	975,040	975,040

Balance as of March 31, 2021 (as revised)	1,260,000	$126	$(2,841,748)	$(2,841,622)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2022	2021
		(As revised)
Cash flows from operating activities
Net income	$265,725	$975,040
Adjustments to reconcile net income to net cash used in operating activities
Interest earned in marketable securities held in trust account	(3,710)	(1,263)
Change in fair value of warrant liabilities	(478,000)	(1,110,000)

Change in operating assets and liabilities:
Prepaid expenses and other current assets	—	22,564
Accrued liabilities	27,042	26,318

Net cash used in operating activities	(188,943)	(87,341)

Cash flows from financing activities
Payment of offering costs	—	(30,000)
Repayment of promissory note- related party	—	(782)
Proceeds from promissory note – related party	134,000	—

Net cash provided by (used in) financing activities	134,000	(30,782)

NET CHANGE IN CASH	(54,943)	(118,123)

Cash, beginning of period	61,773	473,945

Cash, end of period	$6,830	$355,822

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$400,002	$—
Accretion of carrying value to redemption value	$400,002	$—

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the SEC on July 23, 2020.The Company consummated the Public Offering on July 28, 2020, the Company consummated the Initial Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units”) and sold to the Sponsor to purchase 260,000 units at $10 per unit, generating gross proceeds of $42,600,000.

The Company incurred $2,646,665 in initial public offering related costs, including $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering on July 28, 2020, an amount of $40,600,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, upon the Company’s failure to consummate a Business Combination within 21 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). As of the date of this report, the Company has extended ten times the period of time to consummate a Business Combination until May 28, 2022. In order to extend the time available for the Company to consummate our initial business combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $133,334, up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. As of March 25, 2022, the Sponsor has deposited an additional $1,200,006 of funds to extend the time frame to April 28, 2022.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of March 31, 2022, the Company had $6,830 in its operating bank accounts and working capital deficit of $1,956,398.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

To complete a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Revision of previously issued financial statements

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As
	Previously	As
	Reported	Adjustments #2	Restated
Balance sheet as of March 31, 2021
Ordinary shares subject to possible redemption	40,000,000	600,000	40,600,000
Accumulated deficit	(2,241,748)	(600,000)	(2,841,748)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury Securities.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,300,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Net income	$265,725	$975,040
Accretion of carrying value to redemption value	(400,002)	—
Net (loss) income including accretion of carrying value to redemption value	$(134,277)	$975,040

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Redeemable		Redeemable
	Common	Non-Redeemable	Common	Non-Redeemable
	Stock	Ordinary Share	Stock	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(102,112)	$(32,165)	$741,030	$234,010
Accretion of carrying value to redemption value	400,002	—	—	—
Allocation of net income (loss)	$297,890	$(32,165)	$741,030	$234,010
Denominators:
Weighted-average shares outstanding	4,000,000	1,260,000	4,000,000	1,260,000
Basic and diluted net income (loss) per share	$0.07	$(0.03)	$0.19	$0.19

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments.

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, and $200,000 is included within accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At March 31, 2022 and December 31, 2021, there was $1,727,814 and $1,193,812, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $133,334 ($0.033 per Public Share), up to an aggregate of $1,200,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of March 31, 2022, the Company has extended nine times the period of time to consummate a Business Combination. The Company issued unsecured promissory note, in an amount of $1,200,006, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination. The Notes are non-interest bearing and is payable upon the closing of a business combination.

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 – SHAREHOLDER’S DEFICIT

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2022 and December 31, 2021, there were 1,260,000 ordinary shares issued and outstanding, excluding 4,000,000 ordinary shares subject to possible redemption, respectively.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

A summary of warrants activity for the period ended March 31, 2022 is as follows:

	Number of	Weighted
	shares	Average life
Public warrants assumed from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants assumed from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of March 31, 2022	4,260,000	5 years

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In	Significant Other	Significant Other
	2022	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,823,269	$41,823,269	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$332,000	$332,000	$—	$—
Derivative warrant liabilities – Private warrants	140,000	—	—	140,000
Total fair value	$472,000	$332,000	$—	$140,000

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,419,557	$41,419,557	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$840,000	$840,000	$—	$—
Derivative warrant liabilities – Private warrants	110,000	—	—	110,000
Total fair value (As restated)	$950,000	$840,000	$—	$110,000
*	included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. At March 31, 2022 and December 31, 2021, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2022.

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	March 31,	December 31,
	2022	2021
Input
Share price	$10.41	$10.35
Risk-free interest rate	2.43%	1.20%
Volatility	12%	12%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2022:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2022	$840,000	$110,000	$950,000
Change in fair value of public and private warrants	(508,000)	30,000	(478,000)
Fair Value at March 31, 2022	$332,000	$140,000	$472,000

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021 (as restated)	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,030,000)	(80,000)	(1,110,000)
Fair Value at March 31, 2021 (as restated)	$1,710,000	$110,000	$1,820,000

NOTE 11 – SUBSEQUENT EVENTS

On April 25, 2022, the Company’s Sponsor deposited into the Company’s trust account an aggregate of $129,424, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to May 28, 2022.

Concurrently, 78,050 shares were redeemed by certain shareholders at a price of approximately $10.46 per share, in an aggregate principal amount of $816,101.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 14, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

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

For the three months ended March 31, 2022, we had a net income of $265,725, which consisted of interest income on marketable securities held in the Trust Account of $3,710 and gain on fair value of warrant liabilities of $478,000 offset by operating costs of $215,985.

For the three months ended March 31, 2021, we had net income of $975,040, which consisted of interest income on marketable securities held in the Trust Account of $1,263 and gain on fair value of warrant liabilities of $1,110,000, offset by operating costs of $136,223.

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

For the three months ended March 31, 2022, net cash used in operating activities was $188,943. Net income of $265,725 was offset by interest earned on investments of $3,710 and change in fair value of warrant liabilities of $478,000. Changes in operating assets and liabilities provided $27,042 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $87,341. Net loss of $975,040 was offset by interest earned on investments of $1,263 and change in fair value of warrant liabilities of $1,110,000. Changes in operating assets and liabilities provided $87,341 of cash from operating activities.

At March 31, 2022, we had investments held in the Trust Account of $41,823,269. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $41,419,557 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Ordinary Share

Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share subject to possible redemption, basic and diluted, is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income per non-redeemable ordinary share, basic and diluted, is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to a material weakness in internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

The management Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary share, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on July 28, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Article of Memorandum and Article of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GREENCITY ACQUISITION CORPORATION

Date: May 16, 2022		/s/ Jinlong Liu
	Name:	Jinlong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Panyan Yu
	Name:	Panyan Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)