Form 10-Q
period 2022-06-30
Greencity Acquisition Corp
filed 2022-08-15
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 5,181,950 ordinary shares, $0.0001 par value per share issued and outstanding.

GREENCITY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$7,738	$61,773
Prepaid expenses and other current assets	5,100	5,100

Total Current Assets	12,838	66,873
Marketable securities held in Trust Account	41,318,453	41,419,557

TOTAL ASSETS	$41,331,291	$41,486,430

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$346,183	$213,472
Promissory note payable to related party	2,031,225	1,193,812

Total Current Liabilities	2,377,408	1,407,284
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	180,000	950,000

TOTAL LIABILITIES	3,557,408	3,357,284

Commitments and contingencies
Ordinary shares, subject to possible redemption: 3,921,950 and 4,000,000 shares as of June 30, 2022 and December 31, 2021 (at redemption value of $10.54 and $10.35 per share)	41,318,453	41,400,004

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,260,000 shares issued and outstanding as at June 30, 2022 and December 31, 2021	126	126
Accumulated deficit	(3,544,696)	(3,270,984)

Total Shareholders’ Deficit	(3,544,570)	(3,270,858)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$41,331,291	$41,486,430

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
		(As revised)		(As revised)
Operating costs	$(149,323)	$(185,239)	$(365,308)	$(321,462)
Loss from operations	(149,323)	(185,239)	(365,308)	(321,462)

Other income
Change in fair value of warrant liabilities	292,000	280,000	770,000	1,390,000
Interest income	52,436	1,013	56,146	2,276
Total other income, net	344,436	281,013	826,146	1,392,276

Income before income taxes	195,113	95,774	460,838	1,070,814

Income taxes	—	—	—	—

NET INCOME	$195,113	$95,774	$460,838	$1,070,814

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	3,939,104	4,000,000	3,969,384	4,000,000
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.06	$0.02	$0.13	$0.20
Basic and diluted weighted average shares outstanding, ordinary share attributable to Greencity Acquisition Corporation	1,260,000	1,260,000	1,260,000	1,260,000
Basic and diluted net (loss) income per share, ordinary share attributable to Greencity Acquisition Corporation	$(0.03)	$0.02	$(0.05)	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Six months ended June 30, 2022
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2022	1,260,000	$126	$(3,270,984)	$(3,270,858)

Accretion of carrying value to redemption value	—	—	(400,002)	(400,002)
Net income for the period	—	—	265,725	265,725

Balance as of March 31, 2022	1,260,000	$126	$(3,405,261)	$(3,405,135)

Balance as of April 1, 2022	1,260,000	$126	$(3,405,261)	$(3,405,135)

Accretion of carrying value to redemption value	—	—	(334,548)	(334,548)
Net income for the period	—	—	195,113	195,113

Balance as of June 30, 2022	1,260,000	$126	$(3,544,696)	$(3,544,570)

	Three and Six months ended June 30, 2021
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2021 (as restated)	1,260,000	$126	$(3,816,788)	$(3,816,662)

Net income for the period	—	—	975,040	975,040

Balance as of March 31, 2021 (as revised)	1,260,000	$126	$(2,841,748)	$(2,841,622)

Balance as of April 1, 2021 (as revised)	1,260,000	$126	$(2,841,748)	$(2,841,622)

Net income for the period	—	—	95,774	95,774

Balance as of June 30, 2021 (as revised)	1,260,000	$126	$(2,745,974)	$(2,745,848)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENCITY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2022	2021
		(As revised)
Cash flows from operating activities
Net income	$460,838	$1,070,814
Adjustments to reconcile net income to net cash used in operating activities
Interest earned in marketable securities held in trust account	(56,146)	(2,276)
Change in fair value of warrant liabilities	(770,000)	(1,390,000)

Change in operating assets and liabilities:
Prepaid expenses and other current assets	—	81,159
Accrued liabilities	132,711	69,343

Net cash used in operating activities	(232,597)	(170,960)

Cash flows from financing activities
Payment of offering costs	—	(30,000)
Repayment of promissory note- related party	—	(782)
Proceeds from promissory note – related party	178,562	—

Net cash used in financing activities	178,562	(30,782)

NET CHANGE IN CASH	(54,035)	(201,742)

Cash, beginning of period	61,773	473,945

Cash, end of period	$7,738	$272,203

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$658,851	$—
Accretion of carrying value to redemption value	$734,550	$—
Cash payout to shareholders directly released from Trust Account due to share redemption	$816,101	$—

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination nine times, each by an additional month (the “Combination Period”). The Company has amended and restated memorandum and articles of association to extend the Combination Period from April 28, 2022 to October 28, 2022 (for a total of 27 months to complete a Business Combination). As of the date of this report, the Company has extended thirteen times the period of time to consummate a Business Combination until August 28, 2022. On each of July 2021, August 2021, September 2021, October 2021, November 2021, December 2021, January 2022, February 2022 and March 2022, the Company issued an unsecured promissory note in an amount of $133,334 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2022. On each of April 2022, May 2022, June 2022 and July 2022, the Company issued an unsecured promissory note in an amount of $129,425 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 28, 2022. As of June 30, 2022, the Sponsor has deposited an additional $1,458,855 of funds to extend the time frame to June 28, 2022.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of June 30, 2022, the Company had $7,738 in its operating bank accounts and working capital deficit of $2,364,570.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As
	Previously	As
	Reported	Adjustments #2	Revised
Balance sheet as of March 31, 2021
Ordinary shares subject to possible redemption	40,000,000	600,000	40,600,000
Accumulated deficit	(2,241,748)	(600,000)	(2,841,748)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	40,000,000	600,000	40,600,000
Accumulated deficit	(2,145,974)	(600,000)	(2,745,974)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury Securities.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,300,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Net income	$460,838	$1,070,814
Accretion of carrying value to redemption value	(734,550)	—
Net (loss) income including accretion of carrying value to redemption value	$(273,712)	$1,070,814

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Net income	$195,113	$95,774
Accretion of carrying value to redemption value	(334,548)	—
Net (loss) income including accretion of carrying value to redemption value	$(139,435)	$95,774

	For the		For the
	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Redeemable		Redeemable
	Common	Non-Redeemable	Common	Non-Redeemable
	Stock	Common Stock	Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(207,762)	$(65,950)	$814,307	$256,507
Accretion of carrying value to redemption value	734,550	—	—	—
Allocation of net income (loss)	$526,788	$(65,950)	$814,307	$256,507
Denominators:
Weighted-average shares outstanding	3,969,384	1,260,000	4,000,000	1,260,000
Basic and diluted net income (loss) per share	$0.13	$(0.05)	$0.20	$0.20

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the		For the
	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Redeemable		Redeemable
	Common	Non-Redeemable	Common	Non-Redeemable
	Stock	Common Stock	Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(105,643)	$(33,792)	$72,832	$22,942
Accretion of carrying value to redemption value	334,548	—	—	—
Allocation of net income (loss)	$228,905	$(33,792)	$72,832	$22,942
Denominators:
Weighted-average shares outstanding	3,939,104	1,260,000	4,000,000	1,260,000
Basic and diluted net income (loss) per share	$0.06	$(0.03)	$0.02	$0.02

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 due to the short maturities of such instruments.

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

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the six months ended June 30, 2022, the Company incurred $60,000 in fees for these services, and $230,000 is included within accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. At June 30, 2022 and December 31, 2021, there was $2,031,225 and $1,193,812, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

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

Related Party Extension Loans

As discussed in Note 1, the Company has extended thirteen times the period of time to consummate a Business Combination until August 28, 2022. On each of July 2021, August 2021, September 2021, October 2021, November 2021, December 2021, January 2022, February 2022 and March 2022, the Company issued an unsecured promissory note in an amount of $133,334 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2022. On each of April 2022, May 2022, June 2022 and July 2022, the Company issued an unsecured promissory note in an amount of $129,425 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 28, 2022. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of June 30, 2022, the Company has extended twelve times the period of time to consummate a Business Combination. The Company issued unsecured promissory note, in an amount of $1,458,855, to the Sponsor, pursuant to which such amount had been

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deposited into the Trust Account in order to extend the amount of available time to complete a business combination. The Notes are non-interest bearing and is payable upon the closing of a business combination.

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

NOTE 8 – SHAREHOLDER’S DEFICIT

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share.

On April 20, 2022, 78,050 shares were redeemed by certain shareholders at a price of approximately $10.45 per share, in an aggregate principal amount of $816,101.

As of June 30, 2022, there were 1,260,000 ordinary shares issued and outstanding, excluding 3,921,950 ordinary shares subject to possible redemption, respectively.

As of December 31, 2021, there were 1,260,000 ordinary shares issued and outstanding, excluding 4,000,000 ordinary shares subject to possible redemption, respectively.

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

A summary of warrants activity for the period ended June 30, 2022 is as follows:

	Number of	Weighted
	shares	Average life
Public warrants assumed from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants assumed from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of June 30, 2022	4,260,000	5 years

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

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In	Significant Other	Significant Other
	2022	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,318,453	$41,318,453	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$120,000	$120,000	$—	$—
Derivative warrant liabilities – Private warrants	60,000	—	—	60,000
Total fair value	$180,000	$120,000	$—	$60,000

		Quoted Prices In	Significant Other	Significant Other
	December 31, 2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,419,557	$41,419,557	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$840,000	$840,000	$—	$—
Derivative warrant liabilities – Private warrants	110,000	—	—	110,000
Total fair value	$950,000	$840,000	$—	$110,000
*	included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. At June 30, 2022 and December 31, 2021, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2022.

GREENCITY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	June 30,	December 31,
	2022	2021
Input
Share price	$10.52	$10.35
Risk-free interest rate	3.00%	1.20%
Volatility	3%	12%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the six months ended June 30, 2022:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2022	$840,000	$110,000	$950,000
Change in fair value of public and private warrants	(720,000)	(50,000)	(770,000)
Fair Value at June 30, 2022	$120,000	$60,000	$180,000

The following table presents the changes in the fair value of warrant liabilities for the three months ended June 30, 2022:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at April 1, 2022	$332,000	$140,000	$472,000
Change in fair value of public and private warrants	(212,000)	(80,000)	(292,000)
Fair Value at June 30, 2022	$120,000	$60,000	$180,000

The following table presents the changes in the fair value of warrant liabilities for the six months ended June 30, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021 (as restated)	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,300,000)	(90,000)	(1,390,000)
Fair Value at June 30, 2021	$1,440,000	$100,000	$1,540,000

The following table presents the changes in the fair value of warrant liabilities for the three months ended June 30, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at April 1, 2021 (as revised)	$1,710,000	$110,000	$1,820,000
Change in fair value of public and private warrants	(270,000)	(10,000)	(280,000)
Fair Value at June 30, 2021	$1,440,000	$100,000	$1,540,000

NOTE 11 – SUBSEQUENT EVENTS

On July 8, 2022, the Company’s Sponsor deposited into the Company’s trust account an aggregate of $129,425, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to July 28, 2022.

On July 29, 2022, the Company’s Sponsor deposited into the Company’s trust account an aggregate of $129,425, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to August 28, 2022.

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

For the six months ended June 30, 2022, we had a net income of $460,838, which consisted of interest income on marketable securities held in the Trust Account of $56,146 and gain on fair value of warrant liabilities of $770,000 offset by operating costs of $365,308.

For the six months ended June 30, 2021, we had net income of $1,070,814, which consisted of interest income on marketable securities held in the Trust Account of $2,276 and gain on fair value of warrant liabilities of $1,390,000, offset by operating costs of $321,462.

For the three months ended June 30, 2022, we had a net income of $195,113, which consisted of interest income on marketable securities held in the Trust Account of $52,436 and gain on fair value of warrant liabilities of $292,000 offset by operating costs of 149,323.

For the three months ended June 30, 2021, we had net income of $95,774 which consisted of interest income on marketable securities held in the Trust Account of $1,013 and gain on fair value of warrant liabilities of $280,000, offset by operating costs of $185,239.

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

For the six months ended June 30, 2022, net cash used in operating activities was $232,597. Net income of $460,838 was offset by interest earned on investments of $56,146 and change in fair value of warrant liabilities of $770,000. Changes in operating assets and liabilities provided $132,711 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $170,960. Net loss of $1,070,814 was offset by interest earned on investments of $2,276 and change in fair value of warrant liabilities of $1,390,000. Changes in operating assets and liabilities provided $150,502 of cash from operating activities.

At June 30, 2022, we had investments held in the Trust Account of $41,318,453. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $7,738 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to a material weakness in internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

During 2021, the management Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary share, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on July 28, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Article of Memorandum and Article of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

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

GREENCITY ACQUISITION CORPORATION

Date: August 12, 2022		/s/ Jinlong Liu
	Name:	Jinlong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022		/s/ Panyan Yu
	Name:	Panyan Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)