Form 10-K/A
period 2021-12-31
Greencity Acquisition Corp
filed 2022-10-07
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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
(Address of principal executive offices) (Zip Code) (+86) 21-20257919

Issuer’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.0001 Per Share	GRCY	The Nasdaq Stock Market, LLC
Redeemable Warrants Entitling the Holder to Purchase One-half (1/2) of One Ordinary Share	GRCYW	The Nasdaq Stock Market, LLC
Units, Each Consisting of One Ordinary Share and One Warrant	GRCYU	The Nasdaq Stock Market, LLC

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

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act”. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete a business combination;
●	pool of prospective target businesses;
●	ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for shares or other forms of equity;
●	public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our business combination, if we compete a business combination.

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

At December 31, 2021, cash of $61,773 was held outside of the Trust Account (as defined below) and is available for working capital purposes. Our sponsor and a majority of our executive officers and directors are located in, or have significant ties to, China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC and may make us a less attractive partner to a non-China based target company, which may therefore limit the pool of acquisition candidates. As a result, we are more likely to acquire a company based in China in an initial business combination.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We are a blank check company incorporated under the laws of the Cayman Islands and we currently do not hold any equity interest in any PRC company or operate any business in China. We do not believe that we are directly subject to these regulatory actions or statements nor do they have any impact on our ability to accept foreign investments, or list on an U.S. or other foreign exchange. As of the date of this Form 10-K, no relevant laws or regulations in the PRC explicitly require us to seek approval from any PRC governmental authorities, nor have we received any inquiry, notice, warning or sanctions regarding our overseas listing from any PRC governmental authorities. However, if China should determine that we are required to obtain permission to operate and issue securities to foreign investors, or if applicable laws, regulations or interpretations change and we are required to obtain such permissions or approvals in the future, our ability to issue securities to foreign investors may be materially affected.

The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as the lack of PCAOB inspection on its auditors or the auditors of the target business. In addition, the combined company may be subject to legal and operational risks associated with having substantially all of operations in China, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations, which risks could result in a material change in the combined company’s operations and/or the value of the securities of the combined company. See “Risk Factors — Risks Associated with Acquiring and Operating Businesses in the PRC — China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers.” on page 45.

Furthermore, the PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless, or significantly limit or completely hinder the combined company’s ability to offer or continue to offer securities to investors. For a detailed description of risks associated with being based in or acquiring a company that does business in China. See “Risk Factors — Risks Associated with Acquiring and Operating Businesses in the PRC — The Chinese government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.” on page 50.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. Consequently, our securities may be prohibited from trading on a national exchange or over-the-counter under the HFCAA if the Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect or fully investigate our independent registered public accounting firm for two consecutive years, and as a result the Nasdaq Capital Market may make a determination to delist our securities. However, our auditor, Friedman LLP, is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Friedman LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. See “Risk Factors — Risks Associated with Acquiring and Operating Businesses in the PRC — Though we plan to exclude as an initial business combination target any company with financial statements audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years, we cannot assure you that certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China” on pages 47 and 48.

We are a blank check company with no subsidiaries and no operations of our own except searching for a suitable target to consummate an initial business combination. As of the date of the Form 10-K, no transfers, dividends, or distribution have been made by us. If we acquire a company based in China, to the extent that the combined company in the future seeks to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China, and any transfer of funds among the PRC subsidiaries are allowed under and subject to regulations on private lending. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its shareholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. If we are to acquire a China-based operating company, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

As an offshore holding company, if we acquire a target company that operates its business in China, we may use the proceeds of our offshore fund-raising activities to provide loans or make capital contributions to the PRC subsidiaries of the combined company, in each case subject to applicable regulatory requirements. The PRC subsidiaries may pay dividends to us out of their retained earnings, however, we will be subject to restrictions on dividend payments as current PRC regulations permit PRC subsidiaries to pay dividends to their parent only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, companies in China are mostly required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Entities in China may also be required to further set aside a portion of their after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we have not made any dividends or distributions to our shareholders. We do not intend to distribute earnings or settle amounts owed until after the closing of the business combination. See “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC — PRC governmental control of currency conversion may limit the ability of our operating companies in China to utilize their revenues effectively and affect the value of your investment.” and “In the event we successfully consummated a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.” on page 53.

A majority of our current executive officers and directors are located in, or have significant ties to, China. Following completion of a business combination, we may remain a company incorporated under the laws of the Cayman Islands, and conduct most of our operations in China and most of our assets may be located in China. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with proposed service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state. See “Risk Factors —Risks Associated with Enforcement of Civil Liabilities” on page 54.

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

●	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $150,000,000 and $300,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.
●	Companies in Business Segments that are Strategically Significant to the Asian Markets. We will seek to acquire those businesses that are currently strategically significant in the Asian markets. Such sectors include: Internet and high technology, financial technology (including technology applied in financial services or used to help companies manage the financial aspects of their business), logistics, clean energy, health care, consumer and retail, energy and resources, food processing, manufacturing and education.
●	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.
●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.
●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

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

Once the warrants become exercisable, we may call the warrants for redemption (excluding the private placement warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to the underwriters or their designees):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send to the notice of redemption to the warrant holders.

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

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

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

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

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

Risks Associated with Acquiring or Operating Businesses in the PRC

Although we do not currently operate in the PRC, our chairman and chief executive officer who controls our sponsor currently is located in and/or has significant ties with the PRC, and the Chinese government could on that basis determine to intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

Based on our understanding of the current PRC laws and regulations, no prior permission is required under the rules and regulations from any PRC governmental authorities (including the CSRC) for consummating this offering by our company, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this prospectus are subject to the M&A Rules; (b) our company is a blank check company newly incorporated in Cayman Islands rather than in China with its principal offices in New York, and (c) our sponsor is a newly incorporated company in the Cayman Islands, rather than China, and the sponsor conducts no business in China. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretations of current rules which would require us to obtain CSRC or other PRC governmental approvals for this offering. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for this offering, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. Moreover, in light of recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in companies that it determines are China-based issuers, if the PRC were to determine that because our sponsor is controlled by a person with significant ties to China that our company is a China-based issuer, any such determination could significantly limit or significantly hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a China-based entity. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for the business combination with a China-based entity, we cannot predict whether we will be able to obtain such approval. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers in the future by adopting other rules and restrictions. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review, and make it clear that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting a business combination.

In addition, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities. According to Law (the “Opinions”), which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As of the date of this prospectus, no official guidance and related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of the Opinions remain unclear at this stage. We cannot assure you that we will not be required to obtain the pre-approval of the CSRC and potentially other PRC governmental authorities to pursue any business combination with a China-based company.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the New Measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. In addition, due to limited business combination period that we have, we may avoid searching for a target and completing an initial business combination that will be subject to cybersecurity review. Therefore, we may avoid searching for a company which could be deemed as a network platform operator and possesses information of more than one million users.

Further, if the combined company, after business combination, is deemed to be a network platform operator which holds personal information of more than one million users, it will be subject to such cybersecurity review. The combined company could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future and may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on the combined company’s business, financial condition or results of operations and any such action could cause the value of our securities to significantly decline or be worthless. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the combined company following a business combination will comply with such regulations in all respects and it may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.

As a result, both you and we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless. We may not be able to complete or obtain the applicable review procedures and pre-approvals in a timely manner, or at all, and it may require more time, more effort and more resources to identify a suitable target in China and to consummate an initial business combination. This may ultimately result in our inability to consummate an initial business combination on terms favorable to our investors.

Though we plan to exclude as an initial business combination target any company with financial statements audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years, we cannot assure you that certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Our financial statements are currently audited by Friedman LLP, which is subject to inspection by the PCAOB. And as a result, we affirmatively exclude any target of which financial statements are audited by an accounting firm that the United States PCAOB is unable to inspect for two consecutive years beginning in 2021 and thus, we may not be able to consummate a business combination with a favored target business due to these laws.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, Friedman LLP, is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Friedman LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve preparation of this offering and will involve searching for targets and consummation of a business combination following this offering. UHY LLP has access to our books and records which are currently and will be maintained by our bookkeeper residing in U.S. following this offering. In addition, we affirmatively exclude any target company with financial statements audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 at the time of our business combination.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act.

The SEC has adopted final rules to implement the HFCA Act and may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC’s final rules to implement the HFCA Act require the SEC to identify registrants having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate and require such issuers to submit documentation that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require foreign issuers to provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities and provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of such issuers as required by the HFCA Act. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of any PRC-based or controlled business that we may acquire to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our PRC-based or controlled subsidiary’s compliance with such regulations or interpretations. As such, any future PRC subsidiary may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations following a business combination with a PRC entity could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, particularly in the event permission to list on U.S. exchanges may be later required, or withheld or rescinded once given.

Accordingly, government actions in the future, including any decision to intervene or influence the operations of any future PRC subsidiary at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

The Chinese government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Though we currently do not have any RPC subsidiary or China operation and a majority of our management are located outside China, we may pursue a business combination with a company doing business in China The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our combined company’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, our combined company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The combined company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our combined company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection with this offering or future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business operations will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless.

As the date of this prospectus, there are no PRC laws and regulations (including the China Securities Regulatory Commission, or the CSRC, Cyberspace Administration of China, or the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for this offering or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to this offering from any relevant PRC authorities. However, it is uncertain when and whether our combined company will be required to obtain permission from the PRC government to list on U.S. stock exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us or our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Recent greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our future business and any future offering of securities.

On July 10, 2021, the Cyberspace Administration of China or CAC published the Circular on Seeking Comments on Cybersecurity Review Measures (Revised Draft for Comments) (the “Review Measures Draft”), which provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Review Measures Draft, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing (“Cybersecurity Review Measures”). The Review Measures Draft further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries. The deadline for public comments on the Review Measures Draft was July 25, 2021. There remains uncertainty, however, as to how the final Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures.

We may be required to obtain permission from Chinese authorities, including the Cyberspace Administration of China to acquire and operate certain PRC-based or controlled businesses, and the ownership or operation of certain China-based businesses may be limited or prohibited to foreign investors.

Compliance with the Cybersecurity Review Measures, if applicable to a potential business combination, would likely be time consuming and costly and may not be able to be completed timely to comply with our time constraints in completing a business combination.

If we inadvertently conclude that the Cybersecurity Review Measures do not apply to a potential business combination, or if applicable laws, regulations, or interpretations change and it is determined in the future that the Cybersecurity Review Measures become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Cybersecurity Review Measures, which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Cybersecurity Review Measures, our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review in the future. During such review, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

The M&A Rules and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a China-based business and may impact our ability to complete a business combination in the prescribed time period.

The M&A Rules adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the anti-monopoly enforcement agency of the State Council (currently the “Anti-Monopoly Bureau of the State Administration for Market Regulation”) shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law of China (the “Foreign Investment Law”), which came into effect on January 1, 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and the MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.

In the future, we may pursue a business combination with a China-based business. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may delay or inhibit our ability to complete such transactions in the prescribed time period, which could affect our ability to expand our business or maintain our market share.

Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue a business combination with a China-based business.

The Foreign Investment Law replaced the trio of prior laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations, and became the legal foundation for foreign investment in the PRC from January 1, 2020. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment came into effect as of January 1, 2020, which clarified and elaborated the relevant provisions of the Foreign Investment Law.

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the MOFCOM or its local branches. As the Foreign Investment Law is still relatively new, it is unclear how the regulations will be interpreted and implemented by the relevant government authorities.

PRC governmental control of currency conversion may limit the ability of our operating companies in China to utilize their revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under the expected corporate structure, the combined company, a Cayman Islands holding company, may rely on dividend payments from its PRC subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of the SAFE, cash generated from the operations of PRC operating companies in China may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As a result, the PRC subsidiaries of the combined company will need to obtain the SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside China or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting processes have been put in place by the SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent the combined company from obtaining sufficient foreign currencies from its PRC subsidiaries to satisfy its capital demands, the combined company may not be able to pay dividends in foreign currencies to its shareholders.

In the event we successfully consummated a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.

We may consummate a business combination with a target business based in and primarily operating in China through a series of contractual arrangements. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends.

In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

Risks Associated with Enforcement of Civil Liabilities

If we effect our initial business combination with a target business located outside of the U.S., the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a target business located outside of the U.S., the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the U.S. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial business combination with a company located outside of the U.S., it is likely that substantially all of our assets would be located outside of the U.S. and some of our officers and directors might reside outside of the U.S. As a result, it may not be possible for investors in the U.S. to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

There may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. A majority of our current executive officers and directors are located in, or have significant ties to, China. Following completion of a business combination, we may remain a company incorporated under the laws of the Cayman Islands, and conduct most of our operations in China and most of our assets may be located in China. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with proposed service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this prospectus are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance following our initial public offering.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021. We have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in the Form 8-K as filed with the SEC on May 20, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Exhibit No.	Description
1.1	Underwriting Agreement, date July 23, 2020, by and among the Company, Ladenburg Thalmann & Co. Inc.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Warrant Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*
4.2	Description of Registrant’s Securities ****
10.1	Letter Agreement, dated July 23, 2020, by and among the Company, its officers, directors and Cynthia Management Corporation.*
10.2	Administrative Services Agreement, dated July 23, 2020, by and among the Company and Cynthia Management Corporation.*
10.3	Investment Management Trust Agreement, July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*
10.4	Registration Rights Agreement, dated July 23, 2020, by and among the Company, Cynthia Management Corporation and the holders party thereto.*
10.5	Private Placement Units Purchase Agreement, dated July 23, 2020, by and between the Company and Cynthia Management Corporation.*
10.6	Amended and Restated Promissory Note, dated July 28, 2020. ***
10.7	Securities Subscription Agreement, dated February 21, 2019, between the Registrant and Cynthia Management Corporation.**
21	List of subsidiaries.****
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
*	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on July 28, 2020.
**	Filed as an exhibit to the Registrant’s Form S-1 as filed on July 10, 2020 as declared effective on July 23, 2020.
***	Filed as an Exhibit to the Registrant’s Form 8-K as filed with the Commission on August 3, 2020.
****	Filed as an Exhibit to this Form 10-K filed on March 31, 2022
*****	Filed as an Exhibit to this Form 10-K Amendment No. 1.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 7, 2022.

GREENCITY ACQUISITION CORPORATION

By:	/s/ Jinlong Liu
Jinlong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Jinlong Liu	Chairman of the Board, Chief Executive Officer	October 7, 2022
Jinlong Liu	And Principal Executive Officer

/s/ Panyan Yu	Chief Financial Officer	October 7, 2022
Panyan Yu	And Principal Accounting Officer

/s/ Anxin Wang	Director
Anxin Wang		October 7, 2022

/s/ Zhijie Wang	Director
Zhijie Wang		October 7, 2022

/s/ Chao Liu	Director
Chao Liu		October 7, 2022

GREENCITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greencity Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in shareholder’s deficit and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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