Form 10-Q/A
period 2022-06-30
Greencity Acquisition Corp
filed 2022-10-07
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

Greencity Acquisition Corporation is filing this Amendment No. 1 to its quarterly report on Form10-Q for the period ended June 30, 2022 as an exhibits-only filing in order to file amended Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, this amendment consists only of the facing page, this explanatory note, the signature page to the Form 10-Q and the filed exhibits.

The Registrant is filing the following Exhibits

31.1       Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2      Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The remainder of the quarterly report is unchanged and has therefore been omitted.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENCITY ACQUISITION CORPORATION

Date: October 7, 2022		/s/ Jinlong Liu
	Name:	Jinlong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2022		/s/ Panyan Yu
	Name:	Panyan Yu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)