Form 10-K
period 2022-12-31
Greencity Acquisition Corp
filed 2023-05-26
CIK 1768910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 3,921,950 and $41,258,914 respectively.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: On May 25, 2023 there were 1,465,047 ordinary shares outstanding of the registrant.

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

Transaction costs amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs. A total of $40,600,000, comprised of $38,000,000 of the proceeds from the IPO (which amount includes $1,000,000 of the underwriter’s deferred discount) and $2,600,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 33 months from the closing of the IPO, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 33 months from the closing of the IPO.

At December 31, 2022 and 2021, cash of $6,918 and $61,773 were held outside of the Trust Account (as defined below) and are available for working capital purposes.

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

Recent Developments

Our timeframe to complete the initial business combination expired on April 28, 2022. On April 20, 2022, we held an Annual General Meeting of Shareholders. Among other things, shareholders approved the proposal to extend the time to complete our initial business company by six monthly extensions to October 28, 2022. In connection with the vote to approve the Extension Amendment, the holders of 78,050 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of $816,101.13. As a result, an amount of $41,008,428.63 remained in the trust account. In connection with the extension, our sponsor, or its designees, loaned us $0.033 for each public share that is not redeemed as monthly extension fee. Our Sponsor had loaned the monthly extension fee to us and we deposited the monthly extension fee to our trust account maintained at Continental Trust Stock Transfer & Trust Company to extend the date to complete the business combination to October 28, 2022.

On October 28, 2022, we held an Extraordinary General Meeting of Shareholders. Shareholders approved the proposal to extend the time to complete our initial business company by six monthly extension to April 28, 2023. In connection with the vote to approve the Extension Amendment, the holders of 3,311,198 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $35,540,143.87. As a result, an amount of $6,555,395.97 remained in the trust account. In connection with the extension, our sponsor, or its designees, loaned us $0.033 for each public share that was not redeemed as monthly extension fee. Our Sponsor had loaned the monthly extension fee to us and we have deposited the monthly extension fee to the trust account maintained at Continental Trust Stock Transfer & Trust Company to extend the date to complete the business combination to April 28, 2023.

We held another Extraordinary Shareholder Meeting on April 25, 2023 for our shareholders to vote for the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from April 28, 2023 to October 28, 2023 by amending the Amended and Restated Memorandum and Articles of Association by deleting the existing Section 48.7 thereof and replacing them with the new Section 48.7. Shareholders approved the proposal to extend the time to complete our initial business company by six monthly extension to October 28, 2023. A total of 405,705 shares of common stock were presented for redemption in connection with the Extraordinary General Meeting.

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

Our management team continues to actively source target candidates where they believe will be attractive candidates for acquisition, utilizing their deal-making track record, professional relationships, and capital markets expertise to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders.

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

Initial Business Combination Timeframe and Nasdaq Rules

Initially, we have until 21 months from July 28, 2020 (the closing of our IPO) to consummate our initial business combination. In 2022, we held two shareholders meetings to amend the memorandum and articles of association of the Company in order to extend the time to complete our initial business combination to April 28, 2023. We have deposited the required monthly extension fee to extend the date to complete our business combination to April 28, 2023. In order to further extend the date to complete our initial business combination, we held another Extraordinary General Meeting of shareholders to vote for the proposal in order to extend the date to complete our initial business combination to October 28, 2023. Pursuant to the terms of our amended memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five (5) days advance notice prior to the applicable deadline, must deposit into the trust account $0.033 each month for each unredeemed public share on or prior to the date of the applicable deadline, for each monthly extension. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

The NASDAQ rules require that within 36 months of the effectiveness of its IPO registration statement (July 28, 2023), or such shorter period that the Company specifies in its registration statement, the Company must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the deposit account (excluding any deferred underwriters fees and taxes payable on the income earned on the deposit account) at the time of the agreement to enter into the initial combination. As a result, even though our proposal to extend the time to extend the date to consummate the business combination to October 28, 2023 is approved by our shareholders at the Extraordinary General Meeting of shareholder scheduled on April 25, 2023, we may have to liquidate if we cannot complete our business combination by July 28, 2023.

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

As of May 15, 2023, there were 1,465,047 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of May 15, 2023, there are warrants outstanding to acquire and aggregate of 2,130,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. We will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. As of the date of the Form 10-K, the extension fee is about $0.726 per public share (subject to increase of up to an additional $0.20 per public share in the event that the shareholders approved our proposal to extend the date to complete our initial business combination to October 28, 2023 and our sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are previously a “foreign private issuer” as defined in Rule 405, but are voluntarily choosing to register and report using domestic forms. We were required to determine our status as a foreign private issuer for the 2022 fiscal year as of the last day of our second quarter of 2021, or June 30, 2021. On such date, we were no longer qualify as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act), and we became subject to the U.S. domestic issuer rules as of the first day of our 2022 fiscal year, or January 1, 2022. As a result, as we determined on June 30, 2021 that we are no longer a “foreign private issuer,” after December 31, 2021. we are subject to the U.S. domestic issuer rules and we have the option of conducting redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

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

We are a Cayman Islands exempted company incorporated on May 14, 2018. Our executive offices are located at 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120, China and our telephone number is (86) 21-2025 7919.

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

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 86% of our issued and outstanding ordinary shares at the time of any such shareholder vote (assuming it does not purchase units in our initial public offering, and taking into account ownership of the private placement units). As a result, in addition to our initial shareholder’s founder shares, we do not need public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 36 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $11.18 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 39 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $11.18 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.18 per share on the redemption of their shares.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We have deposited the monthly extension fee 23 times to extend the time we have to consummate our initial business combination. In order to further extend the date to consummate our initial business combination, on April 25, 2023, on the Extraordinary General Meeting, our shareholders have approved the proposal an additional six monthly extension so that the deadline to consummate the business combination has been extended to October 28, 2023 subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account up to an aggregate $0.20 per public share, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans will be payable upon the closing of a business combination

Consequently, such loans might not be made on the terms described in the prospectus. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 39 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 39 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

On March 24, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market stating that the Company was not in compliance with Listing Rule 5550(b)(2) (the “Minimum Market Value of Listed Securities” or “MVLS”), which required the Company to have at least 35 million market value of listed securities for continued listing on the NASDAQ Capital Market. The Notice was only a notification of deficiency and had no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Notice states that the Company has a compliance period of 180 calendar days until September 20, 2023 in which to regain compliance.

On March 8, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Rule”), which requires the Company to have at least 500,000 Publicly Held Shares for continued listing on the NASDAQ Capital Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Notice stated that the Company had until April 24, 2023 to submit a plan to achieve and sustain compliance with the Minimum Publicly Held Shares Rule. The Company intends to submit a plan to achieve and sustain compliance with the Minimum Publicly Held Shares Rule within the required timeframe. After reviewing the plan, Nasdaq will provide the Company a written notice of Nasdaq’s decision. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.18 per share on the redemption of their shares.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next one month, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next one month, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next one month; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $11.18 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.18 per share on the redemption of their shares.

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

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $768,280 was available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2022, our sponsor has loaned $745,504 to us under promissory note payable and $2,016,863 under extension loan note payable. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $11.18 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $11.18 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.18 per share on the redemption of their shares.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.18 per share.

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

Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.18 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $11.18 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $11.18 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.18 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $11.18 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination within the next one month or up to 39 months from the closing of our initial public offering of the closing of our initial public offering, we may be forced to liquidate our trust account.

If we are unable to consummate our initial business combination by October 28, 2023, we will distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if we are no longer a foreign private issuer and shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.18 per share on the liquidation of our trust account and our warrants will expire worthless.

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

The founder shares are identical to the ordinary shares included in the units being sold in our initial public offering except that (i) the founder shares are subject to certain transfer restrictions and (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (B) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 39 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

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

Of the net proceeds from our initial public offering and the sale of the private placement units, $40,600,000 was available to complete our business combination and pay related fees and expenses (which includes $1,000,000 for the payment of deferred underwriting commissions).

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $11.18 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.18 per share on the redemption of their shares.

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

Our sponsor, Cynthia Management Corporation, a British Virgin Islands business company, has purchase an aggregate of 260,000 unit at a price of $10.00 per unit for an aggregate purchase price of $2,600,000 in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement unit consists of one ordinary share and one private placement warrant exercisable to purchase one-half of one ordinary share at a price of $11.50 per whole share. Prior to our initial public offering, our sponsor purchased an aggregate of 1,150,000 founder shares in a private placement and 150,000 founder shares have been forfeited as the underwriter did not exercise the overallotment option. As a result, our sponsor owns an aggregate of 1,000,000 founder shares. In addition, if our sponsor makes any working capital loans, up to $2,500,000 of such loans may be converted into units, at the price of $10.00 per unit (which, for example, would result in the holders being issued 250,000 ordinary shares if $2,500,000 of notes were so converted, as well as 250,000 warrants to purchase 125,000 shares) at the option of the lender. Such units would be identical to the private placement units. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The fact that our sponsor is, is controlled by, and has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination.

Our sponsor, Cynthia Management Corporation, is controlled by our Chairman and Chief Executive Officer Jinlong Liu, who is a Chinese citizen. Our sponsor owns approximately 86% of the outstanding shares of the Company. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. As a result, this may limit the pool of acquisition candidates we may acquire in the United States, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the United States relative to such other companies.

In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete its initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act. Since we currently invest the proceeds held in the trust account, it is possible the SEC could deem the Company to be currently an inadvertent but nevertheless unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we have intended from completion of our initial public offering and continue to intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account set up in connection with the closing of our initial public offering was and is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or if extended, 33 months) from the closing of our initial public offering, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 39 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. On April 25, 2023, however, our shareholders approved an amendment to our Memorandum and Articles of Association extending the period we have to complete an initial business combination from April 28, 2023 to October 28, 2023, or an additional six months. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.05 per share on the liquidation of our trust account and our warrants will expire worthless. There can be, however, no assurance that the foregoing redemption price per share will be paid and as a result of expenses related to compliance with the Investment Company Act, such redemption price may be lower.

Notwithstanding the foregoing, as indicated above, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the Company’s registration statement for its initial public offering. A company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto. Unfortunately, our Company may not qualify for the safe harbor because an initial business combination will not be completed within the foregoing 18-months and 24-month time requirements and will require additional months to complete. Accordingly, our Company may already be deemed an unregistered investment company and subject to the requirements of the Investment Company Act as well as further expenses and possible penalties.

To the extent it takes our company the longer to complete its initial business combination the greater will be the risk to our company and its shareholders that Greencity may be deemed to be an unregistered investment company. The risk of our company being determined to be an unregistered investment company may be mitigated if our company shifts the assets in its trust account from securities into cash only.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain our executive offices at 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120, China. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2022, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

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

Holders of Record

At December 31, 2022 there were 1,870,752 of ordinary shares issued and outstanding by 2 holder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the Cayman Islands, within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

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

Transaction costs amounted to $2,646,665, consisting of $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs. A total of $40,600,000, comprised of $38,000,000 of the proceeds from the IPO (which amount includes $1,000,000 of the underwriter’s deferred discount) and $2,600,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 33 months from the closing of the IPO, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 33 months from the closing of the IPO.

At December 31, 2022 and 2021, cash of $6,918 and $61,773 were held outside of the Trust Account and are available for working capital purposes.

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

Results of Operations

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date we have not entered into any binding agreement with any target entity. We presently have no revenue and have had net income during the years ended December 31, 2022 and 2021. We have generated non-operating income in the form of interest income on marketable securities held in the trust account. We have increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $611,525, which consisted of interest income on marketable securities held in the Trust Account of $378,536 and gain on the change in fair value of warrant liabilities of $886,866 offset by operating costs of $653,877.

For the year ended December 31, 2021, we had a net income of $1,345,808, which consisted of interest income on marketable securities held in the Trust Account of $4,341 and gain on the change in fair value of warrant liabilities of $1,980,000 offset by operating costs of $638,533.

Liquidity and Capital Resources

On July 28, 2020, we consummated the Initial Public Offering of 4,000,000 Units, generating gross proceeds of $40,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 260,000 Private Units to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $2,600,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $40,600,000 was placed in the Trust Account. We incurred $2,646,665 in transaction costs, including $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs.

Our timeframe to complete the initial business combination expired on April 28, 2022. On April 20, 2022, we held an Annual General Meeting of Shareholders. Among other things, shareholders approved the proposal to extend the time to complete our initial business company by six monthly extensions to October 28, 2022. In connection with the vote to approve the Extension Amendment, the holders of 78,050 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of $816,101.13. As a result, an amount of $41,008,428.63 remained in the trust account.

On October 28, 2022, we held an Extraordinary General Meeting of Shareholders. Shareholders approved the proposal to extend the time to complete our initial business company by six monthly extension to April 28, 2023. In connection with the vote to approve the Extension Amendment, the holders of 3,311,198 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $35,540,143.87. As a result, an amount of $6,555,395.97 remained in the trust account.

We held another Extraordinary Shareholder Meeting on April 25, 2023 for our shareholders to vote for the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from April 28, 2023 to October 28, 2023 by amending the Amended and Restated Memorandum and Articles of Association by deleting the existing Section 48.7 thereof and replacing them with the new Section 48.7. Shareholders approved the proposal to extend the time to complete our initial business company by six monthly extension to October 28, 2023. The holders of 405,705 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.18 per share, for an aggregate redemption amount of $4,535,353.71. As a result, an amount of $ 2,292,209.07 remained in the trust account.

For the year ended December 31, 2022, net cash used in operating activities was $406,551. Net income of $611,525 was impacted by interest earned on investments of $378,536 and a change in fair value of warrant liabilities of $886,866. Changes in operating assets and liabilities provided $247,326 of cash from operating activities.

For the year ended December 31, 2021, net cash used in operating activities was $381,390. Net income of $1,345,808 was impacted by interest earned on investments of $4,341 and a change in fair value of warrant liabilities of $1,980,000. Changes in operating assets and liabilities provided $257,143 of cash from operating activities.

At December 31, 2022 we had investments held in the Trust Account of $6,658,707. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest earned from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $6,918 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay such notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such notes, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of the loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

If our initial business combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 28, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 28, 2023. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,130,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Warrants

We accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of income.

Recent Accounting Standard

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and reclassification of the public shares partially from permanent equity into temporary equity as of December 31, 2022, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our public shares. Historically, a portion of the public shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Memorandum and Article of Association (the “Charter”). Pursuant to re-evaluation by the management and audit committee, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2022 was not effective due to material weakness identified related to warrant accounting and public shares classification.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Jinlong Liu	32	Chairman and Chief Executive Officer
Panyan Yu	32	Chief Financial Officer
Zhijie Wang	37	Director
Anxin Wang	48	Director
Chao Liu	39	Director

Jinlong Liu, age 32, our Chairman since December 2019 and our Chief Executive Officer since July 2021, has been serving as chairman of Shanghai Midai Investment Group, an investment group in Shanghai, focusing on auto finance, real estate investment and investments relating to logistics, tourism and individual transportation, since August 2016. Mr. Liu has also served as chief executive officer of Shanghai Midai Automobile Corp., a subsidiary of Shanghai Midai Investment Group, dealing with auto sales, rental, finance and repairs, as well as gasoline trade, since June 2015. From 2009 to 2015, Mr. Liu served as the manager of Ye Chiu Resources Ltd., specializing in the manufacturing and exportation of aluminum materials in China. From 2010 to 2012, Mr. Liu was employed by Jianhua Group Ltd., a trade, finance, retail and construction company in China. From 2012 to 2015, Mr. Liu was employed by Pingan Group., a finance group in China. Mr. Liu received his Bachelor degree of Environmental Engineering from Jiangsu University. We believe Mr. Liu is qualified to serve on our board of directors because of his extensive management, investment and financial background.

Ms. Panyan Yu, age 32, has served as our Chief Financial Officer since August 2021. Ms. Yu been a certified public accountant since May 2020 in Shanghai Pujiang Certified Public Accountants, which focuses on corporate and government audit. From March 2019 to April 2020, Ms. Yu served as a Senior Investment Manager at Tojoy Holding, which focuses on investment and post-investment management. From July 2017 to March 2018, Ms. Yu joined Datong Securities, which focuses on IPO, re-finance and bond issuance. Ms. Yu received her bachelor degree from The University of Nottingham, Ningbo China, and was licensed as a CPA since 2016. Ms. Yu’s professional career over pass eight years has been in accounting and investment management roles at both Chinese and foreign companies. We believe Ms. Yu is well qualified to serve as our Chief Financial Officer because of her extensive experience and strong expertise in finance and investment.

Dr. Anxin Wang, age 48, has served as our independent director since August 2021. Mr. Wang has served as General Manager of Strategic Development Division of Zhenyan Asset Management Company, in China since July 2020. From March 2018 to July 2020, Dr. Wang served as the Chairman of the Investment and Financing Committee of Deepblue Technology Company in China. From February 2017 to February 2018, Dr. Wang served as Director of Industry Research in Pengxin Global Resource Company, a listed company in China (stock code:600470). From April 2016 to February 2017, Dr. Wang served as senior director of Strategic Development Center of Xiexin Holding Group in China. From June 2014 to April 2016, Dr. Wang served as General Manager of Research and Development Center of Zhongtai Trust Company Ltd. Dr. Wang received his Bachelor of Economics degree from Shanghai University in 1998, Master of Financial degree from East China Normal University in 2001, and Doctor of Financial degree from Fudan University in 2006. We believe Dr. Wang is well qualified to serve on our Board of Directors and Chairman of Audit Committee because of his extensive business and management experience in China.

Mr. Zhijie Wang, age 37, has served as our independent director since July 2021. Mr. Wang has served as secretary of the board of Jiangsu China Federation Transportation Industry Group Co., Ltd. since July 2020. From April 2019 to June 2020, Mr. Wang has served as the secretary of board of directors of CAR-T (Shanghai) Biotechnology Co., Ltd. Previously, Mr. Wang was secretary of the board of directors and director of Huatai Jewelry Development (Shanghai) Co., Ltd. from October 2015 to March 2019. Prior to that, Mr. Wang was a manager of Shanghai SASAC from July 2008 to September 2015. Mr. Wang received his MBA degree from Shanghai Fudan University in 2018 and his Bachelor of Business Management degree from Shanghai Maritime University in 2008. We believe Mr. Wang is well qualified to serve on our Board of Directors because of his extensive experience and strong expertise in finance, investment and capital markets.

Chao Liu, age 39, has served as a member of our board of directors since July 2020. Mr. Liu has served as the director of Shanghai Midai Investment Group since December 2018. From August 2016 to December 2018, Mr. Liu served as General Manager of Zhong Fei Finance & Leasing Corp. From August 2015 to August 2016, he served as South China General Manager at Zhong Rong International Trust Corp. From August 2006 to July 2015, he served as General Manager of Chengdu Chaotuo Culture Media Corp. Mr. Liu received a B.A. in Business Administration Science from South West University of Finance and Economics in China. We believe Mr. Liu is well qualified to serve on our board of directors because of his extensive business and management experience in China.

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

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and nominating committee. Each committee will operate under a charter that has been approved by our board. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

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

The members of our Nominating Committees are Messrs. Zhijie Wang, Anxin Wang and Chao Liu. Mr. Chao Liu serves as chairman of the Nominating Committee.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2022.

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

After completion of our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of December 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered in our initial public offering or purchased by our sponsor I connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2022 or the date of this Form 10-K.

Approximate
Percentage
	Amount and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
Cynthia Management Corporation (2)	1,260,000	86%
Jinlong Liu(3)	1,260,000	86%
Anxin Wang	—	—
Zhijie Wang	—	—
Panyan Yu	—	—
Chao Liu	—	—
All directors and officers as a group	1,260,000	86%
(1)	Unless otherwise indicated, the business address of each of the individuals is 505 Eshan Road, Floor 6, Pudong New District, Shanghai, 200120.
(2)	Represents 1,000,000 founder ordinary shares and 260,000 private placement ordinary shares held by Cynthia Management Corporation, our sponsor.

(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

Our founders beneficially own approximately 86% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2022, our directors, executive officers, and ten percent shareholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

In February 2019, our sponsor purchased 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. 150,000 founder shares have been forfeited after the expiration of the periods for the underwriter to exercise the overallotment option.

Our sponsor purchased an aggregate of 260,000 private placement units at a price of $10.00 per unit in a private placement that was completed simultaneously with the closing of our initial public offering. Each unit consists of one private placement share and one private placement warrant. Each private placement warrant entitles the holder upon exercise to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. Our sponsor owns in total 1,260,000 ordinary shares, approximately 67.35% of our issued and outstanding ordinary shares, as of December 31, 2022.

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 39 months, our sponsor will be paid a total of $390,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses. The administrative services were not paid during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the balances due to related parties were $290,000 and $170,000, respectively. The balance is unsecured, interest-free and would be paid upon consummation of the Company’s initial Business Combination.

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

Our sponsor has agreed to loan us up to $800,000 to be used for transactional expenses. As of the date of this Form 10-K, we had borrowed $745,504 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due the earlier of the consummation of our initial business combination.

Furthermore, we also had borrowed $2,016,863 under related party extension loan payable with our sponsor as of December 31, 2022. These loans are non-interest bearing, unsecured and would either be repaid upon consummation of a Business Combination, without interest.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 250,000 ordinary shares if $2,500,000 of notes were so converted as well as 250,000 warrants to purchase 125,000 shares) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The holders of the founder shares, private placement units, units issuable to the underwriters if the underwriters’ over-allotment option is exercised, the shares underlying the warrants underlying the unit purchase option issued to the underwriters of our initial public offering, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements during the year ended December 31, 2022.

Related Party Policy

Our Code of Ethics, which we have adopted upon consummation of the IPO, will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”, prior to the acquisition of certain assets of Friedman by Marcum effective September 1, 2022) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum and Friedman in connection with regulatory filings. The aggregate fees billed by Marcum and Friedman for professional services rendered for the audits of our annual financial statements, reviews of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and December 31, 2021 totaled $68,000 and $58,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum and Friedman for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum and Friedman for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum and Friedman for other services for the year ended December 31, 2022 and 2021.

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

Exhibit No.	Description
4.2	Description of Registrant’s Securities *
10.1	Promissory note dated October 31, 2022.*
10.2	Promissory note dated December 31, 2022.*
21	List of subsidiaries.*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 25, 2023.

GREENCITY ACQUISITION CORPORATION

By:	/s/ Jinlong Liu
Jinlong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Jinlong Liu	Chairman of the Board, Chief Executive Officer	May 25, 2023
Jinlong Liu	And Principal Executive Officer

/s/ Panyan Yu	Chief Financial Officer	May 25, 2023
Panyan Yu	And Principal Accounting Officer

/s/ Anxin Wang
Anxin Wang	Director	May 25, 2023

/s/ Zhijie Wang
Zhijie Wang	Director	May 25, 2023

/s/ Chao Liu
Chao Liu	Director	May 25, 2023

GREENCITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greencity Acquisition Corporation (the “Company”) as of December 31, 2022, the related statements of income, changes in shareholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company must complete a business combination on or before June 28, 2023 or else it will be required to effectuate a mandatory plan of liquidation and dissolution. The Company’s has not identified a viable business combination target as of the issuance date of these financial or received the necessary approvals or funding that would be needed to extend the business combination deadline and a continued search for a viable business combination target. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA
May 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greencity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greencity Acquisition Corporation (the “Company”) as of December 31, 2021 and the related statements of income, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, NY

March 31, 2022

GREENCITY ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$6,918	$61,773
Prepaid expenses and other current assets	5,100	5,100

Total Current Assets	12,018	66,873
Marketable securities held in Trust Account	6,658,707	41,419,557

TOTAL ASSETS	$6,670,725	$41,486,430

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$170,798	$43,472
Amount due to related party	290,000	170,000
Extension loan payable — related party	2,016,863	800,004
Promissory note payable — related party	745,504	393,808

Total Current Liabilities	3,223,165	1,407,284
Deferred underwriting compensation	1,000,000	1,000,000
Warrant liabilities	63,134	950,000

TOTAL LIABILITIES	4,286,299	3,357,284

Commitments and contingencies
Ordinary shares, subject to possible redemption: 610,752 and 4,000,000 shares as of December 31, 2022 and 2021 (at redemption value of $10.90 and $10.35 per share)	6,658,707	41,400,004

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,260,000 shares issued and outstanding as at December 31, 2022 and 2021	126	126
Accumulated deficit	(4,274,407)	(3,270,984)

Total Shareholders’ Deficit	(4,274,281)	(3,270,858)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$6,670,725	$41,486,430

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021
General and administrative expense	$(653,877)	$(638,533)

Total operating expenses	(653,877)	(638,533)

Other income (expense):
Change in fair value of warrant liabilities	886,866	1,980,000
Interest income earned from marketable securities held in Trust Account	378,536	4,341
Total other income, net	1,265,402	1,984,341

Income before income taxes	611,525	1,345,808

Income taxes	—	—

NET INCOME	$611,525	$1,345,808

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,392,094	4,000,000

Basic and diluted net income per ordinary share, subject to possible redemption	$0.26	$0.30

Basic and diluted weighted average ordinary shares outstanding, ordinary shares attributable to Greencity Acquisition Corporation	1,260,000	1,260,000

Basic and diluted net income (loss) per ordinary share, ordinary shares attributable to Greencity Acquisition Corporation	$(0.22)	$0.10

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended December 31, 2022
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2022	1,260,000	$126	$(3,270,984)	$(3,270,858)

Accretion of carry value to redemption value	—	—	(1,614,948)	(1,614,948)
Net income for the year	—	—	611,525	611,525

Balance as of December 31, 2022	1,260,000	$126	$(4,274,407)	$(4,274,281)

	Year ended December 31, 2021
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2021	1,260,000	$126	$(3,816,788)	$(3,816,662)

Accretion of carry value to redemption value	—	—	(800,004)	(800,004)
Net income for the year	—	—	1,345,808	1,345,808

Balance as of December 31, 2021	1,260,000	$126	$(3,270,984)	$(3,270,858)

The accompanying notes are an integral part of the financial statements.

GREENCITY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$611,525	$1,345,808
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned from marketable securities held in Trust Account	(378,536)	(4,341)
Change in fair value of warrant liabilities	(886,866)	(1,980,000)

Change in operating assets and liabilities:
Prepaid expenses and other current assets	—	120,320
Accrued liabilities	127,326	16,823
Advances from a related party	120,000	120,000

Net cash used in operating activities	(406,551)	(381,390)

Cash flows from investing activities
Cash withdrawn from trust account to pay redeeming shareholders	36,356,245	—

Net cash provided by investing activities	36,356,245	—

Cash flows from financing activities
Payment of offering costs	—	(30,000)
Repayment of promissory note payable – related party	—	(782)
Proceeds from promissory note payable – related party	351,696	—
Redemption of ordinary share	(36,356,245)	—

Net cash used in financing activities	(36,004,549)	(30,782)

NET CHANGE IN CASH	(54,855)	(412,172)
Cash, beginning of year	61,773	473,945
Cash, end of year	$6,918	$61,773

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of carrying value to redemption value of redeemable ordinary shares	$1,614,948	$800,004
Proceeds of extension loan payable — related party deposited in Trust Account by a founder shareholder	$1,216,859	$800,004

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”as described in Note 3) was declared effective by the SEC on July 23, 2020. The Company consummated the Public Offering on July 28, 2020, the Company consummated the Initial Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units”) and sold to the Sponsor to purchase 260,000 units at $10 per unit, generating gross proceeds of $42,600,000.

The Company incurred $2,646,665 in initial public offering related costs, including $1,000,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $646,665 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering on July 28, 2020, an amount of $40,600,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a 7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, upon the Company’s failure to consummate a Business Combination within 39 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

The Company timeframe to complete the initial business combination expired on April 28, 2022. On April 20, 2022, the Company held an Annual General Meeting of Shareholders. Among other things, shareholders approved the proposal to extend the time to complete the Company’s initial business company by six monthly extensions to October 28, 2022. In connection with the vote to approve the Extension Amendment, the holders of 78,050 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of $816,101.13. As a result, an amount of $41,008,428.63 remained in the trust account.

On October 28, 2022, the Company held an Extraordinary General Meeting of Shareholders. Shareholders approved the proposal to extend the time to complete our initial business company by six monthly extension to April 28, 2023. In connection with the vote to approve the Extension Amendment, the holders of 3,311,198 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $35,540,143.87. As a result, an amount of $6,555,395.97 remained in the trust account.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

On April 25, 2023, the Company held an Extraordinary General Meeting of Shareholders. Shareholders approved the proposal to extend the time to complete our initial business company by six monthly extension to October 28, 2023. In connection with the vote to approve the Extension Amendment, the holders of 405,705 shares of the Company’s ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.18 per share, for an aggregate redemption amount of $4,535,353.71. As a result, an amount of $2,292,209.07 remained in the trust account.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination nine times, each by an additional month (the “Combination Period”). The Company has amended and restated memorandum and articles of association to extend the Combination Period from April 28, 2022 to October 28, 2023 (for a total of 39 months to complete a Business Combination). As of the date of this report, the Company has extended twenty-three times the period of time to consummate a Business Combination until June 28, 2023.

On each of July 27, 2021, August 27, 2021, September 27, 2021, October 27, 2021, November 27, 2021, December 27, 2021, January 27, 2022, February 27, 2022 and March 27, 2022, the Company obtained loan extension in an amount of $133,334 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2022. On each of April 27, 2022, May 27, 2022, June 27, 2022, July 27, 2022, August 27, 2022 and September 27, 2022, the Company obtained loan extension in an amount of $129,425 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 28, 2022. On each of October 27, 2022 and November 27, 2022, the Company obtained loan extension in an amount of $20,155 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 28, 2022. On each of January 4, 2023, January 31, 2023, February 28, 2023 and March 31, 2023, the Company obtained loan extension in an amount of $20,155 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2023. On each of April 30, 2023 and May 18, 2023, the Company obtained loan extension in an amount of $6,767 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 28, 2023. As of December 31, 2022, the Sponsor has deposited an additional $2,016,863 of funds to extend the time frame.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $6,918 in its operating bank accounts and working capital deficit of $3,211,147.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

To complete a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred significant operating losses and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 28, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 28, 2023.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant item subject to such estimates and assumptions includes the valuation of private warrants.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company accounts for the 4,260,000 Warrants issued with the Initial Public Offering as liabilities in accordance with ASC 480 and ASC 815-40.

Marketable Securities Held in Trust Account

As of December 31, 2022, $6,658,707 of the assets held in the Trust Account were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the accompanying statement of income. Interest income for the years ended December 31, 2022 and 2021 amounted to $378,536 and $4,341, respectively.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,130,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The net income (loss) per share presented in the statement of income is based on the following:

	For the
	Years Ended
	December 31,
	2022	2021
Net income	$611,525	$1,345,808
Accretion of carrying value to redemption value	(1,614,948)	(800,004)
Undistributed income (loss)	$(1,003,423)	$545,804

	For the years ended December 31,
	2022		2021
	Redeemable		Redeemable
	Ordinary	Non-Redeemable	Ordinary	Non-Redeemable
	Share	Ordinary Share	Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of undistributed income (loss)	$(731,650)	$(271,773)	$415,060	$130,744
Accretion of carrying value to redemption value of redeemable shares	1,614,948	—	800,004	—
Allocation of net income (loss)	$883,298	$(271,773)	$1,215,064	$130,744
Denominators:
Weighted-average shares outstanding	3,392,094	1,260,000	4,000,000	1,260,000
Basic and diluted net income (loss) per share	$0.26	$(0.22)	$0.30	$0.10

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

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheet. The fair values of cash, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021, due to the short maturities of such instruments.

Convertible notes

The Company evaluates all convertible notes, to determine if such notes are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Reclassification of Prior Year Presentation

Certain reclassifications have been made between accrued expenses and amount due to a related party, to conform to the current year presentation. The reclassifications did not impact previously reported total current liabilities, total liabilities, the net cash used in operating activities or net cash provided by financing activities.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 28, 2020, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4 - PRIVATE PLACEMENT

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company received $25,000 for the anticipated issuance of 1,150,000 founder shares to the Sponsor. As of December 31, 2018, one founder share was issued to the Sponsor. The remaining 1,149,999 founder shares were issued to the Sponsor on February 21, 2019.

The 1,150,000 founder shares included an aggregate of up to 150,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 10, 2020, the underwriter did not exercise their over-allotment option election, resulting in the forfeiture of 150,000 founder shares. Accordingly, there were 1,000,000 Founder Shares issued and outstanding.

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

Private placement

Pursuant to the Initial Public Offering on July 28, 2020, the Sponsor purchased an aggregate of 260,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,600,000. Each Unit consists of one ordinary share and one Private Warrant. Each Private Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share.

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on July 24, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. For the year ended December 31, 2022 and 2021, the Company incurred $120,000 and $120,000 in fees for these services, respectively. These amounts were unpaid during the years. As of December 31, 2022 and 2021, the balances due to related parties were $290,000 and $170,000, respectively.

Promissory Note Payable — Related Party

On February 21, 2019, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On June 30, 2019, the Company amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $500,000 (the “Promissory Note”) and on June 20, 2020, the Company further amended the Promissory Note such that the Promissory Note is payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. In connection with the Promissory Note, the Company converted $24,995 in advances as of December 31, 2018 into amounts outstanding under the Promissory Note. On July 28, 2020, the Company amended the Promissory Note such that it is payable upon the consummation of a Business Combination. On October 31, 2022, the Company further amended the promissory note such that the Company may borrow up to an aggregate total principal amount of $800,000. At December 31, 2022 and 2021, there was $745,504 and $393,808, respectively, outstanding under the Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Promissory Note but no proceeds held in the Trust Account would be used to repay the Promissory Note.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there was no outstanding balance under the Working Capital Loans.

Extension Loans Payable — Related Party

As discussed in Note 1, the Company has extended twenty-three times the period of time to consummate a Business Combination until June 28, 2023. On each of July 27, 2021, August 27, 2021, September 27, 2021, October 27, 2021, November 27, 2021, December 27, 2021, January 27, 2022, February 27, 2022 and March 27, 2022, the Company obtained loan extension in an amount of $133,334 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2022. On each of April 27, 2022, May 27, 2022, June 27, 2022, July 27, 2022, August 27, 2022 and September 27, 2022, the Company obtained loan extension in an amount of $129,425 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 28, 2022. On each of October 27, 2022 and November 27, 2022, the Company obtained loan extension in an amount of $20,155 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 28, 2022. On each of January 4, 2023, January 31, 2023, February 28, 2023 and March 31, 2023, the Company obtained loan extension in an amount of $20,155 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2023. On each of April 30, 2023 and May 18, 2023, the Company obtained loan extension in an amount of $6,767 from the sponsor, total amounting to $2,111,017 pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 28, 2023. Any such payments would be made in the form of a loan. The notes would either be repaid upon consummation of a Business Combination, without interest. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of December 31, 2022, the Company has extended seventeen times the period of time to consummate a Business Combination. The Company obtained loan extension from the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination. The Notes are non-interest bearing and is payable upon the closing of a business combination. As of December 31, 2022 and 2021, there were $2,016,863 and $800,004, respectively, outstanding under the note payable to related party in balance sheets.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and 2021, there were no preference shares designated, issued or outstanding.

Ordinary Shares — On February 21, 2019, the Company filed an Amended and Restated Memorandum and Articles of Incorporation, pursuant to which the Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share.

As of December 31, 2022, there were 1,260,000 ordinary shares issued and outstanding, excluding 610,752 ordinary shares subject to possible redemption, respectively.

As of December 31, 2021, there were 1,260,000 ordinary shares issued and outstanding, excluding 4,000,000 ordinary shares subject to possible redemption, respectively.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Unit Purchase Option

On July 28, 2020, the Company sold the underwriter (and/or its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.00 per Unit (or an aggregate exercise price of $2,640,000) commencing on the later of the consummation of a Business Combination and January 28, 2021. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option as liability classification. The unit purchase option is valued based on the fair value of the Units. These amounts are below the exercise price of the unit purchase option therefore the probability of exercise is low resulting in a de minimus value for the unit purchase option. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following July 28, 2020 except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from July 28, 2020 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

A summary of warrants as of December 31, 2022 and 2021 is as follows:

	Number of	Weighted
	shares	Average life
Public warrants issued from the Company’s initial Public Offering in July 2020	4,000,000
Private warrants issued from the Company’s private placement in July 2020	260,000
Balance of warrants outstanding as of December 31, 2022 and 2021	4,260,000	5 years

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			Significant Other	Significant Other
		Quoted Prices In	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$6,658,707	$6,658,707	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$54,400	$54,400	$—	$—
Derivative warrant liabilities – Private warrants	8,734	—	—	8,734
Total fair value	$63,134	$54,400	$—	$8,734

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$41,419,557	$41,419,557	$—	$—
Liabilities:
Derivative warrant liabilities – Public warrants	$840,000	$840,000	$—	$—
Derivative warrant liabilities – Private warrants	110,000	—	—	110,000
Total fair value	$950,000	$840,000	$—	$110,000
*	included in marketable securities held in Trust Account on the Company’s balance sheets.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. At December 31, 2022 and 2021, the fair value of Public Warrants was measured using quoted prices in an active market (Level 1) and the fair value of Private Warrants was measured using Black-Scholes model. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.

GREENCITY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The key inputs into Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	December 31,	December 31,
	2022	2021
Input
Share price	$10.76	$10.35
Risk-free interest rate	3.98%	1.20%
Volatility	1.00%	12%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the year ended December 31, 2022:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2022	$840,000	$110,000	$950,000
Change in fair value of public and private warrants	(785,600)	(101,266)	(886,866)
Fair Value at December 31, 2022	$54,400	$8,734	$63,134

The following table presents the changes in the fair value of warrant liabilities for the year ended December 31, 2021:

	Public	Private	Total
	Warrants	Warrants	Warrants
Fair Value at January 1, 2021	$2,740,000	$190,000	$2,930,000
Change in fair value of public and private warrants	(1,900,000)	(80,000)	(1,980,000)
Fair Value at December 31, 2021	$840,000	$110,000	$950,000

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the financial statements.

On January 4, 2023, January 31, 2023, February 28, 2023 and March 31, 2023, the Company obtained extension loan in an amount of $20,155 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 28, 2023.

On April 30, 2023 and May 18, 2023, the Company obtained extension loan in an amount of $6,767 from the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 28, 2023.

On April 25, 2023 the Company amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination six (6) times for an additional one (1) month each time from April 28, 2023 to October 28, 2023 by amending the Amended and Restated Memorandum and Articles of Association by deleting the existing Section 48.7 thereof and replacing them with the new Section 48.7.

On April 25, 2023, 405,705 shares of common stock were presented for redemption in connection with the Extraordinary General Meeting.